Form 10-Q
period 2014-03-30
SB/RH Holdings, LLC
filed 2014-05-07
CIK 1592706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
 _________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 001-34757
_________________________________________
SB/RH Holdings, LLC
(Exact name of registrant as specified in its charter)
 _________________________________________

Delaware	22-2423556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3001 Deming Way Middleton, Wisconsin	53562
(Address of principal executive offices)	(Zip Code)
(608) 275-3340
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report.)
_________________________________________
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

SB/RH HOLDINGS, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED March 30, 2014
INDEX

		Page
	Part I—Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Statements of Financial Position as of March 30, 2014 (Unaudited) and September 30, 2013	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended March 30, 2014 and March 31, 2013	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six month periods ended March 30, 2014 and March 31, 2013	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six month periods ended March 30, 2014 and March 31, 2013	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	54

	Part II—Other Information

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 6.	Exhibits	55

Signatures		56

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Financial Position
March 30, 2014 and September 30, 2013
(Amounts in thousands)

	March 30, 2014	September 30, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$91,607	$198,219
Receivables:
Trade accounts receivable, net of allowances of $34,371 and $37,376, respectively	525,163	481,313
Other	69,702	67,081
Inventories	725,858	632,923
Deferred income taxes	35,709	32,959
Prepaid expenses and other	72,776	62,781
Total current assets	1,520,815	1,475,276
Property, plant and equipment, net of accumulated depreciation of $234,144 and $203,897 respectively	444,232	412,551
Deferred charges and other	30,203	26,050
Goodwill	1,479,624	1,476,672
Intangible assets, net	2,154,928	2,163,166
Debt issuance costs	59,041	65,329
Total assets	$5,688,843	$5,619,044
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$119,273	$102,921
Accounts payable	380,258	525,519
Accrued liabilities:
Wages and benefits	59,884	82,056
Income taxes payable	37,439	32,613
Accrued interest	35,401	36,731
Other	153,236	171,074
Total current liabilities	785,491	950,914
Long-term debt, net of current maturities	3,310,239	3,115,942
Employee benefit obligations, net of current portion	89,808	96,612
Deferred income taxes	490,694	492,774
Other	28,019	28,879
Total liabilities	4,704,251	4,685,121
Commitments and contingencies
Shareholders’ equity:
Other capital	1,383,089	1,393,124
Accumulated deficit	(406,430)	(469,886)
Accumulated other comprehensive loss	(41,372)	(38,521)
Total shareholders' equity	935,287	884,717
Non-controlling interest	49,305	49,206
Total equity	984,592	933,923
Total liabilities and equity	$5,688,843	$5,619,044
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Operations
For the three and six month periods ended March 30, 2014 and March 31, 2013
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2014	2013	2014	2013
Net sales	$1,021,688	$987,756	$2,122,288	$1,858,024
Cost of goods sold	661,025	662,253	1,378,683	1,243,279
Restructuring and related charges	1,039	2,599	2,774	3,685
Gross profit	359,624	322,904	740,831	611,060
Selling	165,707	171,022	329,918	299,783
General and administrative	74,898	69,975	147,392	126,021
Research and development	12,338	11,860	23,095	20,031
Acquisition and integration related charges	6,281	11,999	11,784	32,811
Restructuring and related charges	6,770	5,304	9,527	10,806
Total operating expenses	265,994	270,160	521,716	489,452
Operating income	93,630	52,744	219,115	121,608
Interest expense	47,393	60,355	104,380	124,135
Other expense, net	784	3,766	1,629	5,328
Income (loss) from continuing operations before income taxes	45,453	(11,377)	113,106	(7,855)
Income tax expense	10,556	29,146	23,287	39,759
Net income (loss)	34,897	(40,523)	89,819	(47,614)
Less: Net income (loss) attributable to non-controlling interest	41	263	160	(255)
Net income (loss) attributable to controlling interest	$34,856	$(40,786)	$89,659	$(47,359)
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and six month periods ended March 30, 2014 and March 31, 2013
(Unaudited)
(Amounts in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2014	2013	2014	2013
Net income (loss)	$34,897	$(40,523)	$89,819	$(47,614)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(2,625)	(20,423)	(2,850)	(17,555)
Unrealized gain (loss) on derivative hedging instruments	(1,576)	832	(110)	1,078
Defined benefit pension gain (loss)	142	(150)	109	(296)
Other comprehensive loss, net of tax	(4,059)	(19,741)	(2,851)	(16,773)
Comprehensive income (loss)	30,838	(60,264)	86,968	(64,387)
Less: Comprehensive income (loss) attributable to non-controlling interest	192	263	388	(255)
Comprehensive income (loss) attributable to controlling interest	$30,646	$(60,527)	$86,580	$(64,132)
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SB/RH HOLDINGS, LLC
Condensed Consolidated Statements of Cash Flows
For the six month periods ended March 30, 2014 and March 31, 2013
(Unaudited)
(Amounts in thousands)

	SIX MONTHS ENDED
	2014	2013
Cash flows from operating activities:
Net income (loss)	$89,819	$(47,614)
Adjustments to reconcile net income (loss) to net cash used by operating activities, net of effects of acquisitions:
Depreciation	36,539	26,297
Amortization of intangibles	40,703	37,157
Amortization of unearned restricted stock compensation	16,776	14,157
Amortization of debt issuance costs	5,216	4,086
Non-cash increase to cost of goods sold from sale of HHI Business acquisition inventory	—	31,000
Write off unamortized discount on retired debt	2,821	885
Write off of debt issuance costs	6,395	4,600
Other non-cash adjustments	3,437	9,641
Net changes in assets and liabilities	(357,275)	(260,082)
Net cash used by operating activities	(155,569)	(179,873)
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,759)	(20,671)
Acquisition of Liquid Fence, net of cash acquired	(25,254)	—
Acquisition of Shaser, net of cash acquired	—	(23,919)
Acquisition of the HHI Business, net of cash acquired	—	(1,266,120)
Escrow payment - TLM Business acquisition	—	(100,000)
Other investing activities	(145)	32
Net cash used by investing activities	(62,158)	(1,410,678)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	523,664	792,000
Proceeds from issuance of 6.375% Notes	—	520,000
Proceeds from issuance of 6.625% Notes	—	570,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(530,776)	(372,172)
Debt issuance costs	(5,395)	(44,163)
Other debt financing, net	11,665	4,125
Reduction of other debt	(1,590)	(1,486)
ABL revolving credit facility, net	167,500	76,500
Capital contribution from parent	—	28,562
Cash dividends paid to parent	(26,202)	(42,604)
Share based award tax withholding payments	(26,548)	(17,946)
Net cash provided by financing activities	112,318	1,512,816
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	(1,836)
Effect of exchange rate changes on cash and cash equivalents	(1,203)	(913)
Net decrease in cash and cash equivalents	(106,612)	(80,484)
Cash and cash equivalents, beginning of period	198,219	157,872
Cash and cash equivalents, end of period	$91,607	$77,388
See accompanying notes which are an integral part of these condensed consolidated financial statements
(Unaudited).

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except per share figures)

1	DESCRIPTION OF BUSINESS
SB/RH Holdings, LLC., a Delaware corporation (“SB/RH” or the “Company”), is a global branded consumer products company. SB/RH Holdings, LLC, is a wholly owned subsidiary of Spectrum Brands Holdings, Inc. ("SB Holdings"). SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
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
The Company manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company's worldwide battery, electric shaving and grooming, electric personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company's worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden, which consists of the Company's home and garden and insect control business (“Home and Garden”); and (iv) Hardware & Home Improvement, which consists of the Company's worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”). Management reviews the performance of the Company based on these segments, which also reflect the manner in which the Company's management monitors performance and allocates resources. For information pertaining to our business segments, see Note 12, “Segment Results.”

2	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The condensed consolidated financial statements include the accounts of SB Holdings and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated.
These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at March 30, 2014, the results of operations for the three and six month periods ended March 30, 2014 and March 31, 2013, the comprehensive income (loss) for the three and six month periods ended March 30, 2014 and March 31, 2013 and the cash flows for the six month periods ended March 30, 2014 and March 31, 2013. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
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

Six Months Ended
March 31, 2013
Cash flows from operating activities - Net changes in assets and liabilities:
As previously reported	$(278,028)
Reclassification of share based award tax withholding payments	17,946
As reclassified	$(260,082)
Cash flows from financing activities - Share based award tax withholding payments:
As previously reported	$—
Reclassification of share based award tax withholding payments	(17,946)
As reclassified	$(17,946)

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
Shipping and Handling Costs: The Company incurred shipping and handling costs of $63,705 and $128,336 for the three and six month periods ended March 30, 2014, respectively, and $66,031 and $116,027 for the three and six month periods ended March 31, 2013, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.
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

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 16% of the Company’s Net sales during both the three and six month periods ended March 30, 2014, and 16% and 19% of the Company’s Net sales during the three and six month periods ended March 31, 2013, respectively. This customer also represented approximately 10% and 11% of the Company’s Trade accounts receivable, net at March 30, 2014 and September 30, 2013, respectively.
Approximately 39% and 43% of the Company’s Net sales during the three and six month periods ended March 30, 2014, respectively, and 37% and 44% of the Company’s Net sales during the three and six month periods ended March 31, 2013, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.
Stock-Based Compensation: The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards and recognizes these costs over the requisite service period of the awards.
Total stock compensation expense associated with restricted stock units recognized by the Company during the three and six month periods ended March 30, 2014 was $10,427 and $16,776, respectively. Total stock compensation expense associated with restricted stock units recognized by the Company during the three and six month periods ended March 31, 2013 was $11,382 and $14,157, respectively.
The Company granted approximately 5 and 409 restricted stock units during the three and six month periods ended March 30, 2014, respectively. The 409 restricted stock units granted during the six months ended March 30, 2014 consist of 81 restricted stock units that vested immediately, and 35 time-based restricted stock units that vest over a one year period. The remaining 293 restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $28,294.
The Company granted approximately 62 and 614 restricted stock units during the three and six month periods ended March 31, 2013, respectively. The 614 restricted stock units granted during the six months ended March 31, 2013 consist of 90 time-based restricted stock units that vest over a one year period and 524 restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $27,769.
The fair value of restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s non-vested restricted stock units during the six months ended March 30, 2014 is as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Fair Value at Grant Date
Non-vested restricted stock units at September 30, 2013	1,104	$39.01	$43,067
Granted	409	69.18	28,294
Vested	(928)	39.29	(36,458)
Non-vested restricted stock units at March 30, 2014	585	$59.66	$34,903
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

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The following table summarizes acquisition and integration related charges incurred by the Company during the three and six month periods ended March 30, 2014 and March 31, 2013:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Russell Hobbs
Integration costs	$—	$880	$—	$1,935
Employee termination charges	—	152	—	259
Legal and professional fees	—	10	—	90
Russell Hobbs Acquisition and integration related charges	$—	$1,042	$—	$2,284
HHI Business
Legal and professional fees	892	6,489	1,689	20,986
Integration costs	3,049	3,563	6,178	3,677
Employee termination charges (credits)	(230)	90	(19)	90
HHI Business Acquisition and integration related charges	$3,711	$10,142	$7,848	$24,753

Liquid Fence	1,177	—	1,705	—
Shaser	205	153	578	4,373
FURminator	15	562	53	1,233
Other	1,173	100	1,600	168
Total Acquisition and integration related charges	$6,281	$11,999	$11,784	$32,811

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

3	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for the three and six month periods ended March 30, 2014 and March 31, 2013 were principally attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.
For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 8, “Derivative Financial Instruments.”
The components of Other comprehensive income (loss), net of tax, for the three and six month periods ended March 30, 2014 and March 31, 2013 are as follows:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Foreign Currency Translation Adjustments:
Gross change before reclassification adjustment	$(2,625)	$(20,423)	$(2,850)	$(17,555)
Net reclassification adjustment for (gains) losses included in earnings	—	—	—	—
Gross change after reclassification adjustment	(2,625)	(20,423)	(2,850)	(17,555)
Deferred tax effect	—	—	—	—
Deferred tax valuation allowance	—	—	—	—
Other Comprehensive Loss	$(2,625)	$(20,423)	$(2,850)	$(17,555)
Non-controlling interest	$151	$—	228	—
Comprehensive loss attributable to controlling interest	$(2,776)	$(20,423)	(3,078)	(17,555)

Derivative Hedging Instruments:
Gross change before reclassification adjustment	$(1,814)	$1,498	$(917)	$1,415
Net reclassification adjustment for (gains) losses included in earnings	(52)	(16)	883	427
Gross change after reclassification adjustment	(1,866)	1,482	(34)	1,842
Deferred tax effect	400	(1,079)	(112)	(1,129)
Deferred tax valuation allowance	(110)	429	36	365
Other Comprehensive Income (Loss)	$(1,576)	$832	$(110)	$1,078

Defined Benefit Pension Plans:
Gross change before reclassification adjustment	$(186)	$(901)	$(591)	$(1,590)
Net reclassification adjustment for losses included in Cost of goods sold	153	327	306	654
Net reclassification adjustment for losses included in Selling expenses	78	41	156	81
Net reclassification adjustment for losses included in General and administrative expenses	156	152	312	304
Gross change after reclassification adjustment	201	(381)	183	(551)
Deferred tax effect	(59)	219	(74)	243
Deferred tax valuation allowance	—	12	—	12
Other Comprehensive Income (Loss)	$142	$(150)	$109	$(296)

Total Other Comprehensive Loss, net of tax	$(4,210)	$(19,741)	$(3,079)	$(16,773)

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

4	INVENTORIES
Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

	March 30, 2014	September 30, 2013
Raw materials	$122,211	$97,290
Work-in-process	42,641	40,626
Finished goods	561,006	495,007
	$725,858	$632,923

5	GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets of the Company consist of the following:

	Global Batteries & Appliances	Hardware & Home Improvement	Global Pet Supplies	Home and Garden	Total
Goodwill:
Balance at September 30, 2013	$333,500	$714,724	$239,077	$189,371	$1,476,672
Additions	—	3,456	—	7,046	10,502
Effect of translation	25	(8,186)	611	—	(7,550)
Balance at March 30, 2014	$333,525	$709,994	$239,688	$196,417	$1,479,624
Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2013	$547,353	$330,771	$216,426	$83,500	$1,178,050
Additions	—	—	—	5,100	5,100
Effect of translation	3,498	38	1,541	—	5,077
Balance at March 30, 2014	$550,851	$330,809	$217,967	$88,600	$1,188,227
Intangible Assets Subject to Amortization
Balance at September 30, 2013, net	$440,776	146,461	$245,227	$152,652	$985,116
Additions	—	—	238	21,800	22,038
Amortization during period	(17,493)	(7,383)	(10,783)	(5,044)	(40,703)
Effect of translation	696	(1,070)	624	—	250
Balance at March 30, 2014, net	$423,979	$138,008	$235,306	$169,408	$966,701
Total Intangible Assets, net at March 30, 2014	$974,830	$468,817	$453,273	$258,008	$2,154,928

During the six month period ended March 30, 2014, the Company recorded an adjustment of $3,456 to goodwill to finalize the purchase accounting for the acquisition of the residential hardware and home improvement business (the "HHI Business") from Stanley Black & Decker, Inc. ("Stanley Black & Decker"). The adjustment related to changes in the valuation of working capital accounts and deferred taxes based on the final determination of fair value. These adjustments were not retrospectively applied to the opening balance sheet as the amounts were deemed immaterial.
During the six month period ended March 30, 2014, the Company recorded additions to goodwill and intangible assets related to the acquisition of Liquid Fence. See Note 14 "Acquisitions," for further information.
Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized in connection with acquisitions and from the application of fresh-start reporting during fiscal 2009. The useful lives of the Company’s intangible assets subject to amortization are 9 to 17 years for technology assets associated with the Global Batteries & Appliances segment; 8 to 9 years for technology assets related to the Hardware & Home Improvement

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

segment; 4 to 9 years for technology assets related to the Global Pet Supplies segment; 17 years for technology assets related to the Home and Garden segment; 15 to 20 years for customer relationships of the Global Batteries & Appliances and Home and Garden segments; 20 years for customer relationships of the Hardware & Home Improvement and Global Pet Supplies segments; 1 to 12 years for trade names within the Global Batteries & Appliances segment; 5 to 8 years for trade names within the Hardware & Home Improvement segment and 3 years for a trade name within the Global Pet Supplies segment.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	March 30, 2014	September 30, 2013
Technology Assets Subject to Amortization:
Gross balance	$192,180	$172,105
Accumulated amortization	(48,160)	(39,028)
Carrying value, net	$144,020	$133,077
Trade Names Subject to Amortization:
Gross balance	$171,362	$171,572
Accumulated amortization	(52,846)	(44,660)
Carrying value, net	$118,516	$126,912
Customer Relationships Subject to Amortization:
Gross balance	$888,630	$885,895
Accumulated amortization	(184,465)	(160,768)
Carrying value, net	$704,165	$725,127
Total Intangible Assets, net Subject to Amortization	$966,701	$985,116

Amortization expense for the three and six month periods ended March 30, 2014 and March 31, 2013 is as follows:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Proprietary technology amortization	$4,737	$4,435	$9,144	$7,539
Trade names amortization	4,111	4,303	8,225	7,898
Customer relationships amortization	11,673	11,295	23,334	21,720
	$20,521	$20,033	$40,703	$37,157

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $82,000 per year.

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

6	DEBT
Debt consists of the following:

	March 30, 2014		September 30, 2013
	Amount	Rate	Amount	Rate
Term Loan, due September 4, 2017 (Tranche A)	$834,062	3.0%	$850,000	3.0%
Term Loan, due September 4, 2019 (Tranche C)	513,712	3.6%	300,000	3.6%
CAD Term Loan, due December 17, 2019	75,862	5.0%	81,397	5.1%
Term Loan, due December 17, 2019 (Tranche B)	—	—%	513,312	4.6%
Euro Term Loan, due September 4, 2019	309,172	3.8%	—	—%
6.375% Notes, due November 15, 2020	520,000	6.4%	520,000	6.4%
6.625% Notes, due November 15, 2022	570,000	6.6%	570,000	6.6%
6.75% Notes, due March 15, 2020	300,000	6.8%	300,000	6.8%
ABL Facility, expiring May 24, 2017	167,500	2.5%	—	5.7%
Other notes and obligations	50,381	7.1%	28,468	8.5%
Capitalized lease obligations	97,004	6.2%	67,402	6.2%
	$3,437,693		$3,230,579
Original issuance discounts on debt	(8,181)		(11,716)
Less: current maturities	119,273		102,921
Long-term debt	$3,310,239		$3,115,942
The Company has the following debt instruments outstanding at March 30, 2014: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $834,062 principal due September 4, 2017 (“Tranche A”), $513,712 principal due September 4, 2019 (“Tranche C”), $75,862 Canadian dollar denominated principal due December 17, 2019 ("CAD Term Loan") and $309,172 Euro denominated principal due September 4, 2019 ("Euro Term Loan") (together, the “Term Loan”); (ii) $300,000 6.75% unsecured notes (the “6.75% Notes”); (iii) $520,000 6.375% unsecured notes (the “6.375% Notes”); (iv) $570,000 6.625% unsecured notes (the “6.625% Notes”); and (v) a $400,000 asset based lending revolving credit facility (the “ABL Facility”).
Term Loan
On December 18, 2013, SB/RH amended the Term Loan, issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215,000 and €225,000. The proceeds from the amendment were used to refinance a portion of the Term Loan (formerly Tranche B) which was scheduled to mature December 17, 2019, in an amount outstanding of $513,312 prior to refinancing. The $215,000 additional U.S. dollar denominated portion was combined with the existing Tranche C maturing September 4, 2019. The Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the refinancing of the Term Loan totaling $9,216 as an adjustment to interest expense during the six month period ended March 30, 2014.
The additional Tranche C and Euro Term Loan debt were issued at a .125% discount and recorded net of the discount incurred. Of this discount, $510 is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt, and the remainder of $146 is reflected as an increase to interest expense during the six month period ended March 30, 2014. In connection with the refinancing of a portion of the Term Loan the Company recorded $553 and $7,074 of fees during the three and six month periods ended March 30, 2014, respectively, of which $5,143 is classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $1,931 reflected as an increase to interest expense during the six month period ended March 30, 2014.

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

6.375% Notes and 6.625% Notes
In connection with the registration of the 6.375% Notes and the 6.625% Notes, that were assumed on December 17, 2012 to finance the acquisition of the HHI Business, the Company recorded $102 and $252 of fees during the three and six month periods ended March 30, 2014, respectively. The $252 was classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and is being amortized as an adjustment to interest expense over the remaining life of the 6.375% Notes and the 6.625% Notes.
ABL Facility
In connection with the December 18, 2013 amendment of the Term Loan, the Company amended the ABL Facility to obtain certain consents to the amendment of the Senior Credit Agreement. In connection with the amendment, the Company incurred fees and expenses that are included in the amounts recorded above related to the amendment of the Term Loan.
As a result of borrowings and payments under the ABL Facility, at March 30, 2014, the Company had aggregate borrowing availability of approximately $123,940, net of lender reserves of $8,559 and outstanding letters of credit of $49,942.

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
The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Asset Derivatives		March 30, 2014	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$252	$416
Commodity contracts	Deferred charges and other	55	3
Foreign exchange contracts	Receivables—Other	1,950	1,719
Foreign exchange contracts	Deferred charges and other	34	—
Total asset derivatives designated as hedging instruments under ASC 815		2,291	2,138
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	64	143
Total asset derivatives		$2,355	$2,281

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Liability Derivatives		March 30, 2014	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Accounts payable	$219	$450
Foreign exchange contracts	Accounts payable	4,832	4,577
Foreign exchange contracts	Other long-term liabilities	228	65
Total liability derivatives designated as hedging instruments under ASC 815		$5,279	$5,092
Derivatives not designated as hedging instruments under ASC 815:
Commodity contract	Accounts payable	$46	$55
Foreign exchange contracts	Accounts payable	2,236	5,323
Total liability derivatives		$7,561	$10,470

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
The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended March 30, 2014, pretax:

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(999)	Cost of goods sold	$221	Cost of goods sold	$(203)
Foreign exchange contracts	(34)	Net sales	56	Net sales	—
Foreign exchange contracts	(781)	Cost of goods sold	(225)	Cost of goods sold	—
Total	$(1,814)		$52		$(203)

 The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the six month period ended March 30, 2014, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$69	Cost of goods sold	$(48)	Cost of goods sold	$—
Foreign exchange contracts	147	Net sales	121	Net sales	—
Foreign exchange contracts	(1,133)	Cost of goods sold	(956)	Cost of goods sold	—
Total	$(917)		$(883)		$—
The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended March 31, 2013, pretax:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(2,186)	Cost of goods sold	$195	Cost of goods sold	$(36)
Foreign exchange contracts	168	Net sales	219	Net sales	—
Foreign exchange contracts	3,516	Cost of goods sold	(398)	Cost of goods sold	—
Total	$1,498		$16		$(36)

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the six month period ended March 31, 2013, pretax:

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(2,418)	Cost of goods sold	$98	Cost of goods sold	$(82)
Foreign exchange contracts	666	Net sales	340	Net sales	—
Foreign exchange contracts	3,167	Cost of goods sold	(865)	Cost of goods sold	—
Total	$1,415		$(427)		$(82)

Other Changes in Fair Value of Derivative Contracts
For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended March 30, 2014 and March 31, 2013, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	2014	2013
Commodity contracts	$3	$—	Cost of goods sold
Foreign exchange contracts	(148)	1,788	Other expense, net
Total	$(145)	$1,788
During the six month periods ended March 30, 2014 and March 31, 2013, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	2014	2013
Commodity contracts	$(61)	$—	Cost of goods sold
Foreign exchange contracts	648	(2,311)	Other expense, net
Total	$587	$(2,311)
Credit Risk
The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $5 at both March 30, 2014 and September 30, 2013.
The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At March 30, 2014 and September 30, 2013, the Company had posted cash collateral of $0 and $450, respectively, related to such liability positions. In addition, at March 30, 2014 and September 30, 2013, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Derivative Financial Instruments
Cash Flow Hedges
When appropriate, the Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At March 30, 2014 and September 30, 2013, the Company did not have any interest rate swaps outstanding.
The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At March 30, 2014, the Company had a series of foreign exchange derivative contracts outstanding through September 2014 with a contract value of $223,071. The derivative net loss on these contracts recorded in AOCI by the Company at March 30, 2014 was $2,389, net of tax benefit of $686. At March 30, 2014, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $2,238, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At March 30, 2014, the Company had a series of zinc swap contracts outstanding through June 2015 for 7 tons with a contract value of $13,717. At March 30, 2014, the Company had a series of brass swap contracts outstanding through June 2015 for 1 ton with a contract value of $5,731. The derivative net gain on these contracts recorded in AOCI by the Company at March 30, 2014 was $45, net of tax expense of $36. At March 30, 2014, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $4, net of tax.
Derivative Contracts
The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At March 30, 2014 and September 30, 2013, the Company had $120,531 and $108,480, respectively, of notional value for such foreign exchange derivative contracts outstanding.
The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At March 30, 2014, the Company had a series of such swap contracts outstanding through April 2014 for 15 troy ounces with a contract value of $295. At September 30, 2013, the Company had a series of such swap contracts outstanding through April 2014 for 45 troy ounces with a contract value of $980.

8	FAIR VALUE OF FINANCIAL INSTRUMENTS

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The Company’s net derivative portfolio as of March 30, 2014, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of March 30, 2014 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$307	$—	$307
Foreign exchange contracts	—	2,048	—	2,048
Total Assets	$—	$2,355	$—	$2,355
Liabilities:
Commodity contracts	$—	$(265)	$—	$(265)
Foreign exchange contracts	—	$(7,296)	—	(7,296)
Total Liabilities	$—	$(7,561)	$—	$(7,561)

The Company’s net derivative portfolio as of September 30, 2013, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2013 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$419	$—	$419
Foreign exchange contracts	—	1,862	—	1,862
Total Assets	$—	$2,281	$—	$2,281
Liabilities:
Commodity contracts	$—	$(505)	$—	$(505)
Foreign exchange contracts	—	(9,965)	—	(9,965)
Total Liabilities	$—	$(10,470)	$—	$(10,470)

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
The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	March 30, 2014		September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(3,429,512)	$(3,568,284)	$(3,218,863)	$(3,297,411)
Commodity swap and option agreements	42	42	(86)	(86)
Foreign exchange forward agreements	(5,248)	(5,248)	(8,103)	(8,103)

9	EMPLOYEE BENEFIT PLANS
Pension Benefits
The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, including the United Kingdom, the Netherlands, Germany, Guatemala, Brazil, Mexico and Taiwan. These pension plans generally provide benefits of stated amounts for each year of service.
The Company’s results of operations for the three and six month periods ended March 30, 2014 and March 31, 2013 reflect the following pension and deferred compensation benefit costs:

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
Components of net periodic pension benefit and deferred compensation benefit cost	2014	2013	2014	2013
Service cost	$852	$825	$1,703	$1,549
Interest cost	2,612	2,464	5,224	4,827
Expected return on assets	(2,456)	(2,196)	(4,912)	(4,392)
Amortization of prior year service cost	16	—	32	—
Recognized net actuarial loss	371	520	742	1,039
Employee contributions	(16)	(46)	(31)	(92)
Net periodic benefit cost	$1,379	$1,567	$2,758	$2,931

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three and six month periods ended March 30, 2014 and March 31, 2013 were as follows:

	Three Months Ended		Six Months Ended
Pension and deferred compensation contributions	2014	2013	2014	2013
Contributions made during period	$2,107	$1,095	$5,439	$1,702

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended March 30, 2014 were $3,142 and $7,273, respectively. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended March 31, 2013 were $1,635 and $2,814, respectively.

10	INCOME TAXES
The Company's effective tax rates for the three and six month periods ended March 30, 2014 were 23% and 21%, respectively. The Company's effective tax rates for the three and six month periods ended March 31, 2013 were (256)% and (506)%, respectively. For the three and six month periods ended March 30, 2014, the Company's effective tax rate differs from the U.S. federal statutory rate of 35% principally due to: (i) income earned outside the U.S. that is subject to statutory rates lower than 35%; and (ii) a tax benefit recognized as a result of a Mexican tax law change. For the three and six month periods ended March 31, 2013, the Company's effective tax rate differs from the U.S. statutory rate principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on the Company's net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes; and (iii) the reversal of U.S. valuation allowances of $3,359 and $49,291 as a result of the HHI Business acquisition. Additionally, in the three and six months ended March 31, 2013, the pretax consolidated income was close to break even, resulting in a higher effective tax rate.
During the six months ended March 30, 2014, the Company recorded a one-time reduction of $178,716 to its U.S. net operating loss carryforwards from actual and deemed repatriation of foreign earnings resulting from internal restructuring and external debt refinancing activities. The Company has a full valuation allowance on its U.S. net operating loss carryforwards; therefore there was no material impact on the Company’s quarterly or projected annual income tax expense.
The Company records the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At March 30, 2014 and September 30, 2013, the Company had $11,705 and $13,807, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

$3,892 and $3,671, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported as Income tax expense.
As of March 30, 2014, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

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
The results of The Liquid Fence Company, Inc. ("Liquid Fence") since January 2, 2014 are included in the Company's Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Home and Garden segment.
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
Segment information for the three and six month periods ended March 30, 2014 and March 31, 2013 is as follows:

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Net sales to external customers
Consumer batteries	$211,353	$199,747	$475,838	$470,728
Small appliances	152,487	154,647	369,269	374,707
Electric shaving and grooming	55,056	53,309	145,606	146,236
Electric personal care	61,976	60,929	149,488	142,972
Global Batteries & Appliances	480,872	468,632	1,140,201	1,134,643
Hardware & Home Improvement	266,930	256,677	545,309	290,659
Global Pet Supplies	159,391	160,436	288,533	300,199
Home and Garden	114,495	102,011	148,245	132,523
Total segments	$1,021,688	$987,756	$2,122,288	$1,858,024

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Segment profit
Global Batteries & Appliances	$44,248	$41,415	$141,442	$136,792
Hardware & Home Improvement	34,759	6,730	74,817	3,520
Global Pet Supplies	20,623	20,332	33,589	36,273
Home and Garden	23,059	20,792	21,849	16,531
Total segments	122,689	89,269	271,697	193,116
Corporate expense	14,969	16,623	28,497	24,206
Acquisition and integration related charges	6,281	11,999	11,784	32,811
Restructuring and related charges	7,809	7,903	12,301	14,491
Interest expense	47,393	60,355	104,380	124,135
Other expense, net	784	3,766	1,629	5,328
Income (loss) from continuing operations before income taxes	$45,453	$(11,377)	$113,106	$(7,855)

On February 8, 2013, the Venezuelan government announced the formal devaluation of its currency, the Bolivar fuerte, relative to the U.S. dollar. As Venezuela continues to be considered a highly inflationary economy, the functional currency of the Company's Venezuelan subsidiary is the U.S. dollar. Therefore, the Company remeasured the local statement of financial position of its Venezuela entity as of February 8, 2013 to reflect the impact of the devaluation to the official exchange rate from 4.3 to 6.3 Bolivar fuerte per U.S. dollar. The effect of the devaluation of the Bolivar fuerte was recorded in other expense, net and resulted in a $1,953 reduction to the Company's pretax income during the three and six month periods ended March 31, 2013.

	March 30, 2014	September 30, 2013
Segment total assets
Global Batteries & Appliances	$2,302,631	$2,360,733
Hardware & Home Improvement	1,721,824	1,735,629
Global Pet Supplies	981,939	948,832
Home and Garden	615,871	500,559
Total segment assets	5,622,265	5,545,753
Corporate	66,578	73,291
Total assets at period end	$5,688,843	$5,619,044

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

12	RESTRUCTURING AND RELATED CHARGES
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
The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.
The following table summarizes restructuring and related charges incurred by segment for the three and six month periods ended March 30, 2014 and March 31, 2013:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Cost of goods sold:
Global Batteries & Appliances	$(44)	$449	$496	$814
Hardware & Home Improvement	1,055	1,128	2,251	1,128
Global Pet Supplies	28	1,022	27	1,743
Total restructuring and related charges in cost of goods sold	1,039	2,599	2,774	3,685
Operating expenses:
Global Batteries & Appliances	4,944	1,400	6,722	2,355
Hardware & Home Improvement	832	1,553	843	1,553
Global Pet Supplies	986	2,105	1,290	6,336
Home and Garden	—	183	—	367
Corporate	8	63	672	195
Total restructuring and related charges in operating expenses	6,770	5,304	9,527	10,806
Total restructuring and related charges	$7,809	$7,903	$12,301	$14,491
Global Expense Rationalization Initiatives Summary
During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs (the “Global Expense Rationalization Initiatives”). These initiatives consist of headcount reductions primarily in the Global Batteries & Appliances segment and within Corporate. Costs associated with these initiatives, which are expected to be incurred through December 31, 2014, are currently projected to total approximately $23,100.
The Company recorded $5,796 and $8,720 of pretax restructuring and related charges during the three and six month periods ended March 30, 2014, respectively, and no pretax restructuring and related charges during the three and six month periods ended March 31, 2013, related to the Global Expense Rationalization Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Expense Rationalization Initiatives and the activity during the six month period ended March 30, 2014:

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2013	$7,320	$(35)	$7,285
Provisions	1,354	1,124	2,478
Cash expenditures	(4,208)	—	(4,208)
Non-cash items	256	—	256
Accrual balance at March 30, 2014	$4,722	$1,089	$5,811
Expensed as incurred (A)	$1,458	$4,784	$6,242
 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.
The following table summarizes the expenses incurred during the six month period ended March 30, 2014, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Expense Rationalization Initiatives by operating segment:

	Global Batteries & Appliances	Global Pet Supplies	Corporate	Total
Restructuring and related charges during the six month period ended March 30, 2014	$7,239	$809	$672	$8,720
Restructuring and related charges since initiative inception	$17,310	$809	$1,920	$20,039
Total future restructuring and related charges expected	$2,289	$600	$133	$3,022
Global Cost Reduction Initiatives Summary
During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of these segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $100,700.
The Company recorded $143 and $520 of pretax restructuring and related charges during the three and six month periods ended March 30, 2014, respectively, and $5,176 and $11,647 of pretax restructuring and related charges during the three and six month periods ended March 31, 2013, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and the activity during the six month period ended March 30, 2014:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2013	$4,927	$424	$5,351
Provisions	203	(88)	115
Cash expenditures	(2,519)	(470)	(2,989)
Non-cash items	4	(4)	—
Accrual balance at March 30, 2014	$2,615	$(138)	$2,477
Expensed as incurred (A)	$14	$391	$405
 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

The following table summarizes the expenses incurred during the six month period ended March 30, 2014, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries & Appliances	Global Pet Supplies	Home and Garden	Corporate	Total
Restructuring and related charges during the six month period ended March 30, 2014	$11	$509	$—	$—	$520
Restructuring and related charges since initiative inception	$25,424	$48,657	$18,219	$7,591	$99,891
Total future restructuring and related charges expected	$500	$300	$—	$—	$800

The Company recorded $1,887 and $3,094 of restructuring and related charges during the three and six month periods ended March 30, 2014, respectively, and $2,681 of restructuring and related charges during the both three and six month periods ended March 31, 2013, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.
In connection with other restructuring efforts, the Company recorded $(17) and $(33) of pretax restructuring and related charges during the three and six month periods ended March 30, 2014, respectively, and $46 and $163 of pretax restructuring and related charges during the three and six month periods ended March 31, 2013, respectively.

13	COMMITMENTS AND CONTINGENCIES
The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability which may result from resolution of these matters in excess of the amounts provided of approximately $4,724, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
The Company is a defendant in various matters of litigation generally arising out of the ordinary course of business. The Company does not believe that the resolution of any such matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

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

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Supplemental Pro Forma Information
The following reflects the Company's pro forma results had the results of the HHI Business been included for all periods presented.

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Net sales:
Reported Net sales	$1,021,688	$987,756	$2,122,288	$1,858,024
HHI Business adjustment (1)	—	—	—	191,777
Pro forma Net sales	$1,021,688	$987,756	$2,122,288	$2,049,801

Net income (loss):
Reported Net income (loss) (2) (3)	$34,897	$(40,523)	$89,819	$(47,614)
HHI Business adjustment (1)	—	—	—	4,942
Pro forma Net income (loss)	$34,897	$(40,523)	$89,819	$(42,672)

(1)
The results related to the HHI Business adjustment do not include the TLM Business as stand alone financial data is not available for the periods presented. The TLM Business is not deemed material to the operating results of the Company.

(2)
Included in Reported Net loss for the three and six month periods ended March 31, 2013, are adjustments of $3,359 and $49,291, respectively, to record the income tax benefit resulting from the reversal of U.S. valuation allowances on deferred tax assets as a result of the HHI Business acquisition. For information pertaining to the income tax benefit, see Note 10, “Income Taxes.”

(3)
Included in Reported Net income for the three and six month periods ended March 30, 2014, is $3,711 and $7,848, respectively, of Acquisition and integration related charges as a result of the HHI Business acquisition. Included in Reported Net loss for the three and six month periods ended March 31, 2013, is $10,142 and $24,753, respectively, of Acquisition and integration related charges as a result of the HHI Business acquisition. For information pertaining to Acquisition and integration related charges, see Note 2, “Significant Accounting Policies - Acquisition and Integration Related Charges.”

Liquid Fence
On January 2, 2014, the Company completed the $35,800 acquisition of Liquid Fence, a producer of animal repellents. This acquisition was not significant individually.
The following table summarizes the consideration paid for Liquid Fence:

Cash paid to seller at close	$24,800
Promissory note due to seller	9,500
Contingent consideration	1,500
Preliminary purchase price	$35,800
The promissory note will be paid in four semi-annual installments over 24 months from the close of the transaction.
The results of Liquid Fence's operations since January 2, 2014 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Home and Garden segment.

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

Preliminary Valuation of Assets and Liabilities

The assets acquired and liabilities assumed in the Liquid Fence acquisition have been measured at their fair values at January 2, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes. The preliminary fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, contingent liabilities and residual goodwill.
The preliminary fair values recorded for the assets acquired and liabilities assumed for Liquid Fence are as follows:

Cash	$46
Accounts receivable	1,194
Inventories	2,195
Property, plant and equipment, net	59
Intangible assets	26,900
Total assets acquired	$30,394
Total liabilities assumed	1,640
Total identifiable net assets	28,754
Goodwill	7,046
Total identifiable net assets	$35,800

Preliminary Pre-Acquisition Contingencies Assumed
The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Liquid Fence that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has preliminarily recorded its best estimates for these contingencies as part of the preliminary purchase accounting for Liquid Fence. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from Liquid Fence. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period, any adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.
Preliminary Valuation Adjustments
The Company performed a preliminary valuation of the acquired trade names, proprietary technology assets, customer relationships and a contingent earn-out liability at January 2, 2014. A summary of the significant key inputs is as follows:

•
The Company valued the technology assets related to formulas and processes, using the income approach, specifically the excess earnings method. Under this method, the asset value was determined by estimating the earnings attributable to the technology assets, adjusted for contributory asset charges. In estimating the fair value of the technology, Net sales and associated earnings were forecasted and adjusted for a technical obsolescence factor to isolate the forecasted sales and earnings attributable to the acquired technology assets. The forecasted technology earnings were discounted to present value to arrive at the concluded fair value. The Company anticipates using the technology asset over a useful life of 17 years which is generally determined by assessing the time period in which substantially all of the discounted cash flows are expected to be generated. The technology asset was valued at approximately $20,500 under this approach.

•
The Company valued an indefinite-lived trade name using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Liquid Fence, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and

SB/RH HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited) – (Continued)
(Amounts in thousands, except per share figures)

perceived contribution of the trademarks and trade names. Trade name and trademarks were valued at $5,100 under this approach.

•
The Company valued customer relationships using the distributor approach. Under this method, the asset value was determined by estimating the hypothetical earnings before interest and taxes ("EBIT") that a comparable distributor would earn, further adjusted for contributory asset charges. In determining the fair value of the customer relationships, the distributor approach values the intangible asset at the present value of the incremental after-tax cash flows. The customer relationships were valued at $1,300 under this approach and will be amortized over 15 years.

•
The Company valued a contingent liability related to additional payments that may be made to the selling company. This liability was calculated based on the probability weighted present value of expected payments. This contingent liability is based on the achievement of specific revenue milestones through both January 31, 2015 and January 31, 2016. The contingent liability was valued at $1,500 under this approach.

15	NEW ACCOUNTING PRONOUNCEMENTS
Presentation of Unrecognized Tax Benefit
In July 2013, the Financial Accounting Standards Board issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically presented unrecognized tax benefits in its Condensed Consolidated Statements of Financial Position (Unaudited), and therefore, the Company does not expect this guidance to have a significant impact on its consolidated financial statements.

16	CONSOLIDATING FINANCIAL STATEMENTS
SB/RH with its domestic subsidiaries as guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture. See Note 6, "Debt," for further information on the 6.375% Notes and the 6.625% Notes issued under the 2020/22 Indenture.
The following consolidating financial statements illustrate the components of the consolidated financial statements of the Company. investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflecting in the Company's and Guarantor Subsidiaries investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Financial Position
March 30, 2014
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$453	$3,160	$87,994	$—	$91,607
Receivables:
Trade accounts receivables, net of allowances	45,522	204,564	275,077	—	525,163
Intercompany receivables	292,263	688,242	660,467	(1,637,963)	3,009
Other	1,841	15,963	48,889	—	66,693
Inventories	78,069	384,385	271,621	(8,217)	725,858
Deferred income taxes	(11,513)	30,872	14,454	1,896	35,709
Prepaid expenses and other	21,069	16,775	35,140	(208)	72,776
Total current assets	427,704	1,343,961	1,393,642	(1,644,492)	1,520,815
Property, plant and equipment, net	139,013	117,782	187,437	—	444,232
Long-term intercompany receivables	23,601	286,436	69,288	(379,325)	—
Deferred charges and other	7,676	2,985	19,542	—	30,203
Goodwill	67,722	980,533	431,369	—	1,479,624
Intangible assets, net	499,304	1,151,488	504,136	—	2,154,928
Debt issuance costs	52,912	—	6,129	—	59,041
Investments in subsidiaries	3,973,820	1,268,669	445	(5,242,934)	—
Total assets	$5,191,752	$5,151,854	$2,611,988	$(7,266,751)	$5,688,843

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$70,470	$6,788	$42,015	$—	$119,273
Accounts payable	48,867	163,135	168,256	—	380,258
Intercompany accounts payable	1,156,072	824,070	252,173	(2,232,315)	—
Accrued liabilities:
Wages and benefits	15,182	10,075	34,627	—	59,884
Income taxes payable	3,251	162	34,026	—	37,439
Accrued interest	34,823	6	572	—	35,401
Other	22,754	49,144	81,338	—	153,236
Total current liabilities	1,351,419	1,053,380	613,007	(2,232,315)	785,491
Long-term debt, net of current maturities	2,884,326	12,123	413,790	—	3,310,239
Intercompany long-term debt	17,608	(359,433)	127,006	214,819	—
Employee benefit obligations, net of current portion	14,180	—	75,628	—	89,808
Deferred income taxes	(76,872)	469,459	98,107	—	490,694
Other	9,733	2,505	15,781	—	28,019
Total liabilities	4,200,394	1,178,034	1,343,319	(2,017,496)	4,704,251
Shareholders’ equity:
Other capital	1,389,855	3,188,003	1,211,681	(4,406,450)	1,383,089
Accumulated (deficit) retained earnings	(406,430)	764,333	30,011	(794,344)	(406,430)
Accumulated other comprehensive loss	(41,372)	(32,771)	(27,278)	60,049	(41,372)
Total shareholders’ equity	942,053	3,919,565	1,214,414	(5,140,745)	935,287
Non-controlling interest	49,305	54,255	54,255	(108,510)	49,305
Total equity	991,358	3,973,820	1,268,669	(5,249,255)	984,592
Total liabilities and shareholders’ equity	$5,191,752	$5,151,854	$2,611,988	$(7,266,751)	$5,688,843

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Financial Position
September 30, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,859	$5,402	$188,958	$—	$198,219
Receivables:
Trade accounts receivables, net of allowances	47,959	94,231	339,123	—	481,313
Intercompany receivables	183,277	687,923	(116,811)	(752,928)	1,461
Other	2,914	11,250	51,456	—	65,620
Inventories	80,333	159,767	400,119	(7,296)	632,923
Deferred income taxes	(13,939)	23,429	21,680	1,789	32,959
Prepaid expenses and other	20,373	4,662	33,996	3,750	62,781
Total current assets	324,776	986,664	918,521	(754,685)	1,475,276
Property, plant and equipment, net	116,738	47,487	248,326	—	412,551
Long term intercompany receivables	30,618	144,567	61,737	(236,922)	—
Deferred charges and other	6,386	1,647	18,017	—	26,050
Goodwill	67,722	440,478	968,472	—	1,476,672
Intangible assets, net	504,525	736,324	922,317	—	2,163,166
Debt issuance costs	63,699	—	1,630	—	65,329
Investments in subsidiaries	3,885,898	2,525,735	445	(6,412,078)	—
Total assets	$5,000,362	$4,882,902	$3,139,465	$(7,403,685)	$5,619,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$71,777	$2,050	$29,094	$—	$102,921
Accounts payable	84,305	132,838	308,376	—	525,519
Intercompany accounts payable	763,644	306,306	143,133	(1,213,083)	—
Accrued liabilities:
Wages and benefits	12,102	12,137	57,817	—	82,056
Income taxes payable	332	(33)	32,314	—	32,613
Accrued interest	35,984	—	747	—	36,731
Other	23,497	35,244	112,333	—	171,074
Total current liabilities	991,641	488,542	683,814	(1,213,083)	950,914
Long-term debt, net of current maturities	3,010,307	2,196	103,439	—	3,115,942
Long-term intercompany debt	18,038	268,361	(513,381)	226,982	—
Employee benefit obligations, net of current portion	21,351	—	75,261	—	96,612
Deferred income taxes	7,021	237,474	248,279	—	492,774
Other	12,130	431	16,318	—	28,879
Total liabilities	4,060,488	997,004	613,730	(986,101)	4,685,121
Shareholders’ equity:
Other equity	1,399,013	3,188,112	2,275,672	(5,469,673)	1,393,124
Accumulated (deficit) retained earnings	(469,886)	673,714	221,089	(894,803)	(469,886)
Accumulated other comprehensive (deficit) income	(38,459)	(29,612)	(24,710)	54,260	(38,521)
Total shareholders’ equity	890,668	3,832,214	2,472,051	(6,310,216)	884,717
Non-controlling interest	49,206	53,684	53,684	(107,368)	49,206
Total equity	939,874	3,885,898	2,525,735	(6,417,584)	933,923
Total liabilities and shareholders’ equity	$5,000,362	$4,882,902	$3,139,465	$(7,403,685)	$5,619,044

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Month Period Ended March 30, 2014
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$132,765	$510,679	$567,062	$(188,818)	$1,021,688
Cost of goods sold	94,573	344,071	410,266	(187,885)	661,025
Restructuring and related charges	—	1,055	(16)	—	1,039
Gross profit	38,192	165,553	156,812	(933)	359,624
Operating expenses:
Selling	19,844	65,349	80,696	(182)	165,707
General and administrative	8,862	41,486	24,465	85	74,898
Research and development	6,125	2,940	3,273	—	12,338
Acquisition and integration related charges	4,099	1,520	662	—	6,281
Restructuring and related charges	4,039	1,810	921	—	6,770
Total operating expense	42,969	113,105	110,017	(97)	265,994
Operating income	(4,777)	52,448	46,795	(836)	93,630
Interest expense	39,245	192	7,951	5	47,393
Other (income) expense, net	(35,364)	(25,242)	432	60,958	784
(Loss) income from continuing operations before income taxes	(8,658)	77,498	38,412	(61,799)	45,453
Income tax expense	(43,555)	41,210	12,996	(95)	10,556
Net (loss) income	34,897	36,288	25,416	(61,704)	34,897
Less: Net income attributable to non-controlling interest	41	41	41	(82)	41
Net (loss) income attributable to controlling interest	$34,856	$36,247	$25,375	$(61,622)	$34,856

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Comprehensive Income
Three Month Period Ended March 30, 2014
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$34,897	$36,288	$25,416	$(61,704)	$34,897
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(2,625)	(2,343)	(2,240)	4,583	(2,625)
Unrealized gain on derivative instruments	(1,576)	(1,148)	(581)	1,729	(1,576)
Defined benefit pension loss	142	142	142	(284)	142
Other comprehensive (loss) income	(4,059)	(3,349)	(2,679)	6,028	(4,059)
Comprehensive (loss) income	30,838	32,939	22,737	(55,676)	30,838
Less: Comprehensive income attributable to non-controlling interest	192	(110)	(110)	220	192
Comprehensive (loss) income attributable to controlling interest	30,646	33,049	22,847	(55,896)	30,646

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Three Month Period Ended March 31, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$130,097	$290,154	$802,963	$(235,458)	$987,756
Cost of goods sold	93,825	196,155	606,450	(234,177)	662,253
Restructuring and related charges	—	961	1,638	—	2,599
Gross profit	36,272	93,038	194,875	(1,281)	322,904
Operating expenses:
Selling	18,736	36,857	115,715	(286)	171,022
General and administrative	19,369	19,951	30,644	11	69,975
Research and development	4,214	2,672	4,974	—	11,860
Acquisition and integration related charges	7,826	1,410	2,763	—	11,999
Restructuring and related charges	111	2,222	2,971	—	5,304
	50,256	63,112	157,067	(275)	270,160
Operating (loss) income	(13,984)	29,926	37,808	(1,006)	52,744
Interest expense	54,618	848	4,887	2	60,355
Other (income) expense, net	(38,414)	(19,320)	3,686	57,814	3,766
(Loss) income from continuing operations before income taxes	(30,188)	48,398	29,235	(58,822)	(11,377)
Income tax (benefit) expense	10,335	11,685	7,395	(269)	29,146
Net (loss) income	(40,523)	36,713	21,840	(58,553)	(40,523)
Less: Net income attributable to non-controlling interest	263	263	263	(526)	263
Net (loss) income attributable to controlling interest	$(40,786)	$36,450	$21,577	$(58,027)	$(40,786)

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Comprehensive Income
Three Month Period Ended March 31, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(40,523)	$36,713	$21,840	$(58,553)	$(40,523)
Other comprehensive income, net of tax:
Foreign currency translation	(20,423)	(20,494)	(20,515)	41,009	(20,423)
Unrealized loss on derivative instruments	832	1,949	1,949	(3,898)	832
Defined benefit pension gain (loss)	(150)	(150)	(150)	300	(150)
Other comprehensive income	(19,741)	(18,695)	(18,716)	37,411	(19,741)
Comprehensive (loss) income	(60,264)	18,018	3,124	(21,142)	(60,264)
Less: Comprehensive income attributable to non-controlling interest	263	263	263	(526)	263
Comprehensive (loss) income attributable to controlling interest	(60,527)	17,755	2,861	(20,616)	(60,527)

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Six Month Period Ended March 30, 2014
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$315,866	$950,671	$1,262,421	$(406,670)	$2,122,288
Cost of goods sold	225,127	649,661	909,302	(405,407)	1,378,683
Restructuring and related charges	—	2,251	523	—	2,774
Gross profit	90,739	298,759	352,596	(1,263)	740,831
Operating expenses:
Selling	37,975	125,894	166,392	(343)	329,918
General and administrative	24,302	78,121	44,882	87	147,392
Research and development	10,151	6,427	6,517	—	23,095
Acquisition and integration related charges	6,287	3,987	1,510	—	11,784
Restructuring and related charges	5,843	2,291	1,393	—	9,527
	84,558	216,720	220,694	(256)	521,716
Operating (loss) income	6,181	82,039	131,902	(1,007)	219,115
Interest expense	91,833	194	12,335	18	104,380
Other (income) expense, net	(89,968)	(93,090)	706	183,981	1,629
(Loss) income from continuing operations before income taxes	4,316	174,935	118,861	(185,006)	113,106
Income tax (benefit) expense	(85,503)	83,827	25,070	(107)	23,287
Net (loss) income	89,819	91,108	93,791	(184,899)	89,819
Less: Net loss attributable to non-controlling interest	160	160	160	(320)	160
Net (loss) income attributable to controlling interest	$89,659	$90,948	$93,631	$(184,579)	$89,659

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Comprehensive Income
Six Month Period Ended March 30, 2014
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$89,819	$91,108	$93,791	$(184,899)	$89,819
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(2,850)	(2,517)	(2,072)	4,589	(2,850)
Unrealized gain on derivative instruments	(110)	(389)	11	378	(110)
Defined benefit pension loss	109	110	110	(220)	109
Other comprehensive (loss) income	(2,851)	(2,796)	(1,951)	4,747	(2,851)
Comprehensive (loss) income	86,968	88,312	91,840	(180,152)	86,968
Less: Comprehensive loss attributable to non-controlling interest	388	86	86	(172)	388
Comprehensive (loss) income attributable to controlling interest	86,580	88,226	91,754	(179,980)	86,580

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Operations
Six Month Period Ended March 31, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$327,854	$523,659	$1,385,136	$(378,625)	$1,858,024
Cost of goods sold	236,795	363,562	1,018,787	(375,865)	1,243,279
Restructuring and related charges	—	1,579	2,106	—	3,685
Gross profit	91,059	158,518	364,243	(2,760)	611,060
Operating expenses:
Selling	39,203	69,584	191,453	(457)	299,783
General and administrative	34,736	36,554	54,711	20	126,021
Research and development	8,524	4,934	6,573	—	20,031
Acquisition and integration related charges	26,805	2,664	3,342	—	32,811
Restructuring and related charges	462	6,339	4,005	—	10,806
	109,730	120,075	260,084	(437)	489,452
Operating income	(18,671)	38,443	104,159	(2,323)	121,608
Interest expense	113,122	2,150	8,859	4	124,135
Other (income) expense, net	(83,331)	(67,197)	4,817	151,039	5,328
(Loss) income from continuing operations before income taxes	(48,462)	103,490	90,483	(153,366)	(7,855)
Income tax expense	(848)	18,440	22,783	(616)	39,759
Net (loss) income	$(47,614)	$85,050	$67,700	$(152,750)	$(47,614)
Less: Net loss attributable to noncontrolling interest	$(255)	$(255)	$(255)	$510	$(255)
Net (loss) income attributable to controlling interest	$(47,359)	$85,305	$67,955	$(153,260)	$(47,359)

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Comprehensive Income
Six Month Period Ended March 31, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net (loss) income	$(47,614)	$85,050	$67,700	$(152,750)	$(47,614)
Other comprehensive income, net of tax:
Foreign currency translation	(17,555)	(17,623)	(17,704)	35,327	(17,555)
Unrealized gain (loss) on derivative instruments	1,078	2,282	2,282	(4,564)	1,078
Defined benefit pension gain	(296)	(295)	(295)	590	(296)
Other comprehensive income	(16,773)	(15,636)	(15,717)	31,353	(16,773)
Comprehensive (loss) income	(64,387)	69,414	51,983	(121,397)	(64,387)
Less: Comprehensive loss attributable to non-controlling interest	(255)	(255)	(255)	510	(255)
Comprehensive (loss) income attributable to controlling interest	(64,132)	69,669	52,238	(121,907)	(64,132)

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Six Month Period Ended March 30, 2014
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	202,348	(305,421)	(48,542)	(3,954)	(155,569)
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,917)	(12,610)	(10,232)	—	(36,759)
Acquisition of Liquid Fence	—	(25,254)	—	—	(25,254)
Other investing activities	7	(181)	29	—	(145)
Net cash used by investing activities	(13,910)	(38,045)	(10,203)	—	(62,158)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	214,877	—	308,787	—	523,664
Payment of senior credit facilities, excluding ABL revolving credit facility	(530,776)	—	—	—	(530,776)
Debt issuance costs	(745)	—	(4,650)	—	(5,395)
Other debt financing, net	—	—	11,665	—	11,665
Reduction of other debt	—	—	(1,590)	—	(1,590)
ABL revolving credit facility, net	167,500	—	—	—	167,500
Cash dividends paid to parent	(26,202)	—	—	—	(26,202)
Share based award tax withholding payments	(17,751)	(6,390)	(2,407)	—	(26,548)
Proceeds from (advances related to) intercompany transactions	1,253	347,614	(352,821)	3,954	—
Net cash provided (used) by financing activities	(191,844)	341,224	(41,016)	3,954	112,318
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,203)	—	(1,203)
Net (decrease) increase in cash and cash equivalents	(3,406)	(2,242)	(100,964)	—	(106,612)
Cash and cash equivalents, beginning of period	3,859	5,402	188,958	—	198,219
Cash and cash equivalents, end of period	$453	$3,160	$87,994	$—	$91,607

SB/RH HOLDINGS, LLC AND SUBSIDIARIES
Condensed Consolidating Statement of Cash Flows
Six Month Period Ended March 31, 2013
(Unaudited)
(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$(348,614)	$217,161	$46,214	$(94,634)	$(179,873)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,442)	(3,542)	(7,687)	—	(20,671)
Acquisition of Shaser, net of cash acquired	—	—	(23,919)	—	(23,919)
Acquisition of the HHI Business, net of cash acquired	—	(1,266,120)	—	—	(1,266,120)
Escrow payment - TLM Taiwan acquisition	(100,000)	—	—	—	(100,000)
Other investing activities	3	(7)	36	—	32
Net cash used by investing activities	(109,439)	(1,269,669)	(31,570)	—	(1,410,678)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	700,000	—	92,000	—	792,000
Proceeds from issuance of 6.375% Notes	520,000	—	—	—	520,000
Proceeds from issuance of 6.625% Notes	570,000	—	—	—	570,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(372,172)	—	—	—	(372,172)
Debt issuance costs	(42,027)	—	(2,136)	—	(44,163)
Other debt financing, net	—	—	4,125	—	4,125
Reduction of other debt	—	—	(1,486)	—	(1,486)
ABL revolving credit facility, net	76,500	—	—	—	76,500
Capital contribution from parent	28,562	—	—	—	28,562
Cash dividends paid to parent	(42,604)	—	—	—	(42,604)
Share based award tax withholding payments	(17,946)	—	—	—	(17,946)
Advances related to intercompany transactions	(967,945)	1,042,811	(169,500)	94,634	—
Net cash provided (used) by financing activities	452,368	1,042,811	(76,997)	94,634	1,512,816
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(1,836)	—	(1,836)
Effect of exchange rate changes on cash and cash equivalents	—	—	(913)	—	(913)
Net (decrease) increase in cash and cash equivalents	(5,685)	(9,697)	(65,102)	—	(80,484)
Cash and cash equivalents, beginning of period	6,729	13,302	137,841	—	157,872
Cash and cash equivalents, end of period	$1,044	$3,605	$72,739	$—	$77,388

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
SB/RH Holdings, LLC., a Delaware corporation (“SB/RH” or the “Company”), is a global branded consumer products company. SB/RH Holdings, LLC, is a wholly owned subsidiary of Spectrum Brands Holdings, Inc. ("SB Holdings"). SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”
Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to SB /RH and its subsidiaries.

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
Our chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden, which consists of our home and garden and insect control business (“Home and Garden”); and (iv) Hardware & Home Improvement, which consists of the Company's worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 12, “Segment Results” of Notes to Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q.
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

Results of Operations
Fiscal Quarter and Fiscal Six Months Ended March 30, 2014 Compared to Fiscal Quarter and Fiscal Six Months Ended March 31, 2013

In this Quarterly Report on Form 10-Q we refer to the three month period ended March 30, 2014 as the “Fiscal 2014 Quarter,” the six month period ended March 30, 2014 as the “Fiscal 2014 Six Months,” the three month period ended March 31, 2013 as the “Fiscal 2013 Quarter,” and the six month period ended March 31, 2013 as the “Fiscal 2013 Six Months.”

Net Sales. Net sales for the Fiscal 2014 Quarter increased $34 million to $1,022 million from $988 million in the Fiscal 2013 Quarter, a 3% increase. The following table details the principal components of the change in net sales from the Fiscal 2013 Quarter to the Fiscal 2014 Quarter (in millions):

Net Sales
Fiscal 2013 Quarter Net Sales	$988
Increase in consumer batteries	14
Increase in home and garden control products	13
Increase in hardware and home improvement products	10
Increase in electric shaving and grooming products	2
Increase in electronic personal care products	2
Increase in small appliances	1
Decrease in pet supplies	(2)
Foreign currency impact, net	(6)
Fiscal 2014 Quarter Net Sales	$1,022

Net sales for the Fiscal 2014 Six Months increased $264 million to $2,122 million from $1,858 million in the Fiscal 2013 Six Months, a 14% increase. The following table details the principal components of the change in net sales from the Fiscal 2013 Six Months to the Fiscal 2014 Six Months (in millions):

Net Sales
Fiscal 2013 Six Months Net Sales	$1,858
Increase in hardware and home improvement products	255
Increase in home and garden control products	15
Increase in electric personal care products	7
Increase in consumer batteries	6
Decrease in pet supplies	(12)
Foreign currency impact, net	(7)
Fiscal 2014 Six Months Net Sales	$2,122

 Consolidated net sales by product line for the Fiscal 2014 Quarter, the Fiscal 2013 Quarter, the Fiscal 2014 Six Months and the Fiscal 2013 Six Months are as follows (in millions):

	Fiscal Quarter		Fiscal Six Months
	2014	2013	2014	2013
Product line net sales
Consumer batteries	$211	$200	$476	$471
Hardware and home improvement products	267	257	545	290
Small appliances	153	155	370	375
Pet supplies	159	160	288	300
Home and garden control products	115	102	148	133
Electric personal care products	62	61	149	143
Electric shaving and grooming products	55	53	146	146
Total net sales to external customers	$1,022	$988	$2,122	$1,858

Global consumer battery sales increased $11 million, or 6%, during the Fiscal 2014 Quarter versus the Fiscal 2013 Quarter. Excluding negative foreign exchange impacts of $3 million, global consumer battery sales increased $14 million, or 7%. The strong growth in global consumer battery sales on a constant currency basis was driven by increased alkaline sales in North America, continued customer gains, regional expansion and promotions in Europe and successful new flashlight product launches throughout Latin America. Global consumer battery sales increased $5 million, or 1%, during the Fiscal 2014 Six Months compared to the Fiscal 2013 Six Months. Excluding the impact of negative foreign exchange of $1 million, global consumer battery sales increased $6 million. The constant currency increase in global consumer battery sales was attributable to the strong Fiscal 2014 Quarter sales discussed above, the non-recurrence of approximately $10 million of flashlight sales in North America related to storm activity in the first quarter of the fiscal year ended September 30, 2013 ("Fiscal 2013").
Hardware and home improvement sales increased $10 million, or 4%, during the Fiscal 2014 Quarter to $267 million, compared to $257 million in the Fiscal 2013 Quarter. Increased sales were primarily attributable to the residential security category and international growth in the Asian Pacific region and in Latin America, predominantly related to the Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (the "TLM Business"), which was acquired on April 8, 2013. This growth was tempered by decreased sales in North America due to severe winter weather which negatively impacted construction activities. Hardware and home improvement sales were $545 million in the Fiscal 2014 Six Months, versus $290 million in the Fiscal 2013 Six Months. On a proforma basis, as if the acquisition had occurred at the beginning of the Fiscal 2013 Six Months, hardware and home improvement sales increased $63 million to $545 million in the Fiscal 2014 Six Months, versus $482 million in the Fiscal 2013 Six Months. This increase was attributable to strong sales in the first quarter of the fiscal year ending September 30, 2014 ("Fiscal 2014"), primarily attributable to the recovery of the U.S. housing market and international growth in hardware, which drove a $20 million increase in security product sales, a $7 million increase in hardware product sales and a $7 million increase in plumbing product sales, coupled with increased sales related to the TLM Business during the Fiscal 2014 Six Months, as prior year results do not include the TLM Business.
Small appliance sales decreased $2 million, or 1%, during the Fiscal 2014 Quarter compared to the Fiscal 2013 Quarter. Excluding $3 million of negative effects of foreign exchange, small appliance sales increased $1 million, primarily attributable to a $3 million increase in Latin American sales driven by new product launches. European small appliance sales also increased $1 million resulting from expansion into new channels. These sales increases were partially offset by decreased North American sales of $3 million due to the non-recurrence of promotions. Small appliance sales decreased $5 million, or 1%, during the Fiscal 2014 Six Months versus the Fiscal 2013 Six Months. Excluding the impact of $5 million of negative foreign currency exchange, small appliance sales were flat in the Fiscal 2014 Six Months.
Pet supply sales decreased $1 million, or 1%, during the Fiscal 2014 Quarter, resulting from decreased sales of $1 million in both aquatics and companion animal, tempered by positive foreign currency exchange impacts of $1 million. The declines in aquatics and companion animal sales were driven by adverse weather in North America, which negatively affected retail store traffic, offset by international growth. Pet supply sales decreased $12 million, or 4%, during the Fiscal 2014 Six Months versus the Fiscal 2013 Six Months, due to declines of $7 million and $5 million in aquatic and companion animal sales, respectively. The declines were driven by retailer inventory reductions coupled with the non-recurrence of companion animal promotions that took place during the first quarter of Fiscal 2013, in addition to the decreased sales discussed above for the Fiscal 2014 Quarter.
Home and garden control product sales increased $13 million, or 12%, during the Fiscal 2014 Quarter compared to the Fiscal 2013 Quarter, driven by a $13 million gain in lawn and garden control sales due to strong retailer demand and strong promotions, coupled with a $3 million increase in repellent sales related to the acquisition of The Liquid Fence Company, Inc. ("Liquid Fence"). These sales increases were tempered by a decline of $4 million in household insect control sales due to the timing of customer orders. Home and garden product sales increased $15 million, or 12%, in the Fiscal 2014 Six Months versus the Fiscal 2013 Six Months, driven by the factors discussed above for the Fiscal 2014 Quarter.
Electric personal care sales increased $1 million in the Fiscal 2014 Quarter to $62 million compared to $61 million in the Fiscal 2013 Quarter. Excluding the $1 million negative impact of foreign currency exchange, electronic personal care sales increased $2 million, due to gains of $1 million in both Europe and Latin America. These sales gains were driven by innovative new products, distribution gains and promotions. Electric personal care sales increased $6 million, or 5%, in the Fiscal 2014 Six Months versus the Fiscal 2013 Six Months. Geographically, sales increased $3 million in both North America and Latin America and $1 million in Europe, tempered by $1 million of negative foreign currency exchange impacts. Increased North American sales were a result of distribution gains and successful promotions. Latin American sales gains were attributable to distribution gains in Brazil and new product introductions in Central America. The increase in European sales was driven by innovative new products and promotions.

During the Fiscal 2014 Quarter, electric shaving and grooming product sales increased $2 million, or 3%, due to increases of $1 million in both European and Latin American sales driven by expansion into new channels. Electric shaving and grooming product sales were flat in the Fiscal 2014 Six Months compared to the Fiscal 2013 Six Months, as gains of $5 million and $1 million in European and Latin American sales attributable to the factors discussed above for the Fiscal 2014 Quarter, were offset by a $6 million decline in North American sales resulting from the non-recurrence of promotions from the first quarter of Fiscal 2013 and customer inventory management.
Gross Profit. Gross profit and gross profit margin for the Fiscal 2014 Quarter was $360 million and 35.2% versus $323 million and 32.7% for the Fiscal 2013 Quarter. The increase in gross profit and improvement in gross profit margin was primarily driven by the non-recurrence of a $26 million increase to cost of goods sold due to the sale of inventory during the Fiscal 2013 Quarter that was revalued in connection with the acquisition of the HHI Business, coupled with increased sales.
Gross profit for the Fiscal 2014 Six Months was $741 million versus $611 million for the Fiscal 2013 Six Months, driven by the acquisition of the HHI Business which accounted for an increase of $128 million in Gross profit in the Fiscal 2014 Six Months. Our gross profit margin for the Fiscal 2014 Six Months increased to 34.9% from 32.9% in the Fiscal 2013 Six Months. The increase in gross profit margin was driven by the non-recurrence of a $31 million increase to cost of goods sold due to the sale of inventory during the Fiscal 2013 Six Months that was revalued in connection with the acquisition of the HHI Business.
Operating Expenses. Operating expenses for the Fiscal 2014 Quarter totaled $266 million compared to $270 million for the Fiscal 2013 Quarter, representing a decrease of $4 million. The decrease in operating expenses during the Fiscal 2014 Quarter is attributable to a $6 million decrease in Acquisition and integration related charges, partially offset by a $1 million increase in Restructuring and related charges primarily attributable to the Global Expense Rationalization Initiative announced in Fiscal 2013 and a slight increase in Research and development costs.
Operating expenses for the Fiscal 2014 Six Months totaled $522 million compared to $489 million for the Fiscal 2013 Six Months. The $33 million increase in operating expenses during the Fiscal 2014 Six Months is primarily attributable to the acquisition of the HHI Business which accounted for an increase of $57 million in operating expenses, partially offset by a $21 million decrease in Acquisition and integration related charges. Furthermore, we incurred a $1 million increase in Restructuring and related charges and an increase in stock compensation expense of $3 million, tempered by $4 million in savings across all segments from our cost reduction initiatives and positive foreign exchange impacts of $3 million.
See “Acquisition and Integration Related Charges” below, as well as Note 2, "Significant Accounting Policies—Acquisition and Integration Related Charges," to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our Acquisition and integration related charges.

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

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted Earnings Before Interest and Taxes ("EBIT") and to Adjusted EBITDA for each segment and for Consolidated SB/RH for the Fiscal 2014 Quarter, the Fiscal 2014 Six Months, the Fiscal 2013 Quarter and the Fiscal 2013 Six Months:

Fiscal 2014 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated SB/RH
	(in millions)
Net income (loss), as adjusted (a)	$35	$19	$23	$32	$(75)	$35
Income tax expense	—	—	—	—	11	11
Interest expense	—	—	—	—	47	47
Acquisition and integration related charges	3	—	—	1	2	6
Restructuring and related charges	5	1	—	2	—	8
Adjusted EBIT	$43	$20	$23	$35	$(15)	$107
Depreciation and amortization (c)	18	8	3	10	10	49
Adjusted EBITDA	$61	$28	$26	$45	$(5)	$156

Fiscal 2014 Six Months	Global Batteries & Appliances	Global Pet Supplies	Home and Garden	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated SB/RH
	(in millions)
Net income (loss), as adjusted (a)	$129	$32	$22	$67	$(160)	$90
Income tax expense	—	—	—	—	23	23
Interest expense	—	—	—	—	104	104
Acquisition and integration related charges	4	—	—	4	4	12
Restructuring and related charges	8	1	—	3	1	13
Adjusted EBIT	$141	$33	$22	$74	$(28)	$242
Depreciation and amortization (c)	34	16	6	21	17	94
Adjusted EBITDA	$175	$49	$28	$95	$(11)	$336

Fiscal 2013 Quarter	Global Batteries & Appliances	Global Pet Supplies	Home and Garden	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated SB/RH
	(in millions)
Net income (loss), as adjusted (a)	$34	$16	$21	$1	$(113)	$(41)
Income tax expense	—	—	—	—	29	29
Interest expense	—	—	—	—	60	60
Acquisition and integration related charges	2	—	—	3	7	12
Restructuring and related charges	2	3	—	3	—	8
HHI Business inventory fair value adjustment	—	—	—	26	—	26
Venezuela devaluation	2	—	—	—	—	2
Adjusted EBIT	$40	$19	$21	$33	$(17)	$96
Depreciation and amortization (c)	17	8	3	8	11	47
Adjusted EBITDA	$57	$27	$24	$41	$(6)	$143

Fiscal 2013 Six Months	Global Batteries & Appliances	Global Pet Supplies	Home and Garden	Hardware & Home Improvement	Corporate / Unallocated Items(a)	Consolidated SB/RH
	(in millions)
Net income (loss), as adjusted (a)	$127	$27	$15	$(3)	$(214)	$(48)
Pre-acquisition earnings of HHI (b)	—	—	—	30	—	30
Income tax expense	—	—	—	—	40	40
Interest expense	—	—	—	—	124	124
Acquisition and integration related charges	3	1	—	3	26	33
Restructuring and related charges	3	8	1	3	—	15
HHI Business inventory fair value adjustment	—	—	—	31	—	31
Venezuela devaluation	2	—	—	—	—	2
Adjusted EBIT	$135	$36	$16	$64	$(24)	$227
Depreciation and amortization (c)	33	15	6	10	13	77
Adjusted EBITDA	$168	$51	$22	$74	$(11)	$304

  ______________________________

(a)
It is the Company's policy to record Income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)
The Pre-acquisition earnings of HHI do not include the TLM Business as standalone financial data is not available for the periods presented. The TLM Business is not deemed material to the Company's operating results.

(c)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.

Global Batteries & Appliances

	Fiscal Quarter		Fiscal Six Months
	2014	2013	2014	2013
	(in millions)
Net sales to external customers	$481	$469	$1,140	$1,135
Segment profit	$44	$41	$141	$137
Segment profit as a % of net sales	9.2%	8.8%	12.4%	12.1%
Segment Adjusted EBITDA	$61	$57	$175	$168
Assets as of March 30, 2014 and September 30, 2013	$2,303	$2,361	$2,303	$2,361
Global Batteries & Appliances segment sales increased $12 million, or 3%, during the Fiscal 2014 Quarter versus the Fiscal 2013 Quarter. Excluding negative foreign exchange impacts of $7 million, global consumer battery sales increased $19 million, or 4%. The strong growth in Global Batteries & Appliances segment sales was primarily driven by a $14 million increase in global consumer battery sales, attributable to increased alkaline sales in North America, continued customer gains, regional expansion and promotions in Europe and successful new flashlight product launches throughout Latin America. Further contributing to the strong segment sales results, both electronic personal care and electronic shaving and grooming sales increased by $2 million during the Fiscal 2014 Quarter. Electronic personal care sales growth was driven by growth in both Europe and Latin America related to innovative new products, distribution gains and promotions. Electronic shaving and grooming growth was also due to gains in Europe and Latin America driven by expansion into new channels. Small appliance sales grew by $1 million during the Fiscal 2014 Quarter, primarily attributable to a $3 million increase in Latin American sales driven by new product launches. European small appliance sales also increased $1 million resulting from expansion into new channels. These small appliance sales increases were partially offset by decreased North American sales of $3 million due to the non-recurrence of promotions.
Global Batteries & Appliances segment sales increased $5 million during the Fiscal 2014 Six Months versus the Fiscal 2013 Six Months. Excluding the negative foreign exchange impacts of $8 million, Global Batteries & Appliances segment sales increased $13 million, or 1%. The increase in Global Batteries & Appliance sales was driven by growth in both electronic personal care and global consumer battery sales of $7 million and $6 million, respectively. Excluding foreign exchange, electronic personal care sales grew globally with gains of $3 million in North America, Europe and Latin America, as a result of distribution gains, innovative new product introductions and promotions. The constant currency increase in global consumer battery sales was attributable to the strong Fiscal 2014 Quarter sales discussed above, tempered by the non-recurrence of approximately $10 million of flashlight sales in North America related to storm activity in the first quarter of Fiscal 2013. Both small appliances and electronic shaving and grooming sales were flat in the Fiscal 2014 Six Months compared to the Fiscal 2013 Six Months.
Segment profit in the Fiscal 2014 Quarter increased to $44 million from $41 million in the Fiscal 2013 Quarter, driven by the previously discussed sales increase and operating cost savings from the Global Expense Rationalization Initiatives that were implemented in Fiscal 2013 tempered by unfavorable product mix of approximately $8 million. Segment profitability as a percentage of net sales increased to 9.2% in the Fiscal 2014 Quarter compared to 8.8% in the Fiscal 2013 Quarter as a result of the cost savings discussed above.
Segment profit in the Fiscal 2014 Six Months increased to $141 million from $137 million in the Fiscal 2013 Six Months, driven by increased sales and operating cost improvements tempered by unfavorable product mix and increased raw material and commodity costs. Segment profitability as a percentage of net sales increased to 12.4% in the Fiscal 2014 Six Months versus 12.1% in the Fiscal 2013 Six Months, due to the cost improvements discussed above.
Segment Adjusted EBITDA in the Fiscal 2014 Quarter increased to $61 million from $57 million in the Fiscal 2013 Quarter while segment Adjusted EBITDA in the Fiscal 2014 Six Months increased to $175 million from $168 million in the Fiscal 2013 Six Months. The increase in segment Adjusted EBITDA for both periods was driven by the factors that drove the increase in segment profit discussed above for each respective period.
Segment assets at March 30, 2014 decreased to $2,303 million from $2,361 million at September 30, 2013. The decrease is primarily due seasonal decreases in working capital. Goodwill and intangible assets, which are a direct result of the revaluation impacts of fresh-start reporting which occurred during the year ended September 30, 2009 ("Fiscal 2009") and acquisitions, decreased to $1,308 million at March 30, 2014 from $1,322 million at September 30, 2013, due to intangible asset amortization.
Global Pet Supplies

	Fiscal Quarter		Fiscal Six Months
	2014	2013	2014	2013
	(in millions)
Net sales to external customers	$159	$160	$288	$300
Segment profit	$21	$20	$34	$36
Segment profit as a % of net sales	12.9%	12.7%	11.6%	12.1%
Segment Adjusted EBITDA	$28	$27	$49	$51
Assets as of March 30, 2014 and September 30, 2013	$982	$949	$982	$949

Global Pet Supplies segment net sales to external customers in the Fiscal 2014 Quarter decreased $1 million to $159 million compared to $160 million in the Fiscal 2013 Quarter. Excluding the positive $1 million impact of foreign currency exchange, segment sales decreased $2 million. The decrease in sales was driven by declines in both aquatic and companion animal sales of $1 million due to adverse weather in North America, which negatively impacted retailer store traffic, partially offset by international growth.
Segment net sales to external customers in the Fiscal 2014 Six Months decreased $12 million to $288 million compared to $300 million in the Fiscal 2013 Six Months due to declines of $7 million and $5 million in aquatics and companion animal sales, respectively. In addition to the decreased sales discussed above for the Fiscal 2014 Quarter, the declines were driven by retailer inventory reductions coupled with the non-recurrence of companion animal promotions from the first quarter of Fiscal 2013.
Segment profit increased slightly to $21 million in the Fiscal 2014 Quarter compared to $20 million in the Fiscal 2013 Quarter and segment profitability as a percentage of sales in the Fiscal 2014 Quarter increased to 12.9% from 12.7% in Fiscal 2013 Quarter. These increases were driven by savings from the Global Expense Rationalization Initiatives that were implemented in Fiscal 2013, which more than offset the decrease in sales and unfavorable product mix in our international business.
Segment profit decreased $2 million to $34 million in the Fiscal 2014 Six Months compared to $36 million in the Fiscal 2013 Six Months. Segment profitability as a percentage of sales in the Fiscal 2014 Six Months decreased to 11.6%, compared to 12.1% in the same period last year. The decrease in segment profit was driven by decreased sales; whereas the decline in segment profitability as a percent of sales was due to unfavorable product mix in our international business. These negative impacts were partially offset by continued cost savings discussed above.
Segment Adjusted EBITDA in the Fiscal 2014 Quarter increased $1 million to $28 million, from $27 million in the Fiscal 2013 Quarter. Segment Adjusted EBITDA in the Fiscal 2014 Six Months decreased $2 million, to $49 million from $51 million in the Fiscal 2013 Six Months. The change in Adjusted EBITDA for both the Fiscal 2014 Quarter and the Fiscal 2014 Six Months was driven continued cost savings from the Global Expense Initiatives that were implemented in Fiscal 2013 that more than offset the decrease in sales and unfavorable product mix in our international business.
Segment assets at March 30, 2014 increased to $982 million from $949 million at September 30, 2013. Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased slightly to $693 million at March 30, 2014 from $701 million at September 30, 2013 due to intangible asset amortization.

Home and Garden

	Fiscal Quarter		Fiscal Six Months
	2014	2013	2014	2013
	(in millions)
Net sales to external customers	$114	$102	$148	$133
Segment profit	$23	$21	$22	$17
Segment profit as a % of net sales	20.1%	20.4%	14.7%	12.5%
Segment Adjusted EBITDA	$26	$24	$28	$22
Assets as of March 30, 2014 and September 30, 2013	$616	$501	$616	$501

Segment net sales to external customers increased $12 million, or 12%, during the Fiscal 2014 Quarter, to $114 million, compared to $102 million in the Fiscal 2013 Quarter, driven by a $13 million gain in lawn and garden control sales due to strong retailer demand and strong promotions, coupled with a $3 million increase in animal repellent sales related to the acquisition of Liquid Fence. These sales increases were tempered by a decline of $4 million in household insect control sales due to the timing of customer orders. Segment net sales to external customers increased $15 million, or 12%, to $148 million during the Fiscal 2014 Six Months versus $133 million in the Fiscal 2013 Six Months driven by the factors discussed above for the Fiscal 2014 Quarter.
Segment profitability in the Fiscal 2014 Quarter improved $2 million, to $23 million, from $21 million in the Fiscal 2013 Quarter driven by the increase in sales for the Fiscal 2014 Quarter, tempered by decreased margins due to sales related to promotional programs that were initiated in the Fiscal 2014 Quarter. Segment profitability as a percentage of sales in the Fiscal 2014 Quarter declined to 20.1%, from 20.4% last year due to the increased promotional activity discussed above.
Segment profitability in the Fiscal 2014 Six Months increased $5 million to $22 million from $17 million in the Fiscal 2013 Six Months, driven by increased sales in the Fiscal 2014 Six Months and improved product mix, coupled with continued strong operating expense management. Segment profitability as a percentage of sales in the Fiscal 2014 Six Months improved to 14.7%, from 12.5% in the Fiscal 2013 Six Months.
Segment Adjusted EBITDA was $26 million in the Fiscal 2014 Quarter, an increase of $2 million compared to segment Adjusted EBITDA of $24 million in the Fiscal 2013 Quarter, driven by the factors discussed above for the increase in segment profit.
Segment Adjusted EBITDA increased $6 million to $28 million in the Fiscal 2014 Six Months compared to segment Adjusted EBITDA of $22 million in the Fiscal 2013 Six Months due to the factors discussed above for the improvement in segment profit.

Segment assets at March 30, 2014 increased to $616 million from $501 million at September 30, 2013. The increase in segment assets was driven by normal seasonal increases in inventory and accounts receivable in conjunction with the start of our major selling season, coupled with the acquisition of Liquid Fence. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, increased to $454 million at March 30, 2014, from $426 million at September 30, 2013 driven by the acquisition of Liquid Fence.

Hardware & Home Improvement

	Fiscal Quarter		Fiscal Six Months
	2014	2013	2014	2013
	(in millions)
Net sales to external customers	$267	$257	$545	$290
Segment profit	$35	$7	$75	$4
Segment profit as a % of net sales	13.0%	2.6%	13.7%	1.2%
Segment Adjusted EBITDA	$45	$41	$95	$74
Assets as of March 30, 2014	$1,722	$1,736	$1,722	$1,736

Results of the HHI Business, reported separately in the Hardware & Home Improvement segment, relate to operations subsequent to the acquisition date of December 17, 2012. A portion of the HHI Business, consisting of the TLM Business, is included in the results of the Hardware and Home Improvement segment subsequent to its acquisition on April 8, 2013.
Segment net sales to external customers were $267 million during the Fiscal 2014 Quarter versus $257 million in the Fiscal 2013 Quarter. The $10 million increase in Hardware & Home Improvement segment sales was primarily attributable to international growth in Asia Pacific and Latin America, predominantly related to the TLM Business which was acquired on April 8, 2013. This growth was tempered by decreased sales in North America due to severe winter weather which negatively impacted construction activities.
Segment net sales to external customers were $545 million in the Fiscal 2014 Six Months, versus $290 million in the Fiscal 2013 Six Months. On a proforma basis, as if the acquisition had occurred at the beginning of the Fiscal 2013 Six Months, hardware and home improvement sales increased $63 million to $545 million in the Fiscal 2014 Quarter, versus $482 million in the Fiscal 2013 Six Months. This increase was attributable to strong sales in the first quarter of Fiscal 2014, primarily attributable to the recovery of the U.S. housing market and international growth in hardware, which drove a $20 million increase in security product sales, a $7 million increase in hardware product sales and a $7 million increase in plumbing product sales, coupled with increased sales related to the TLM Business during the Fiscal 2014 Six Months, as prior year results do not include the TLM Business.
Segment profit in the Fiscal 2014 Quarter was $35 million versus $7 million in the Fiscal 2013 Quarter. Segment profitability as a percentage of sales improved to 13.0% in the Fiscal 2014 Quarter, versus 2.6% in the Fiscal 2013 Quarter. The significant increase in segment profit and segment profitability as a percentage of sales was driven by the increase in sales coupled with the non-recurrence of a $25 million increase to cost of goods sold in the Fiscal 2013 Quarter due to the sale of inventory which was revalued in connection with the acquisition.
Segment profit in the Fiscal 2014 Six Months was $75 million compared to $4 million in the Fiscal 2013 Six Months. Segment profitability as a percentage of sales was 13.7% in the Fiscal 2014 Six Months and 1.2% in the Fiscal 2013 Six Months. The significant increase in segment profit and segment profitability as a percentage of sales was driven by the increase in sales and improved manufacturing productivity, coupled with the non-recurrence of a $31 million increase to cost of goods sold in the Fiscal 2013 Six Months due to the sale of inventory which was revalued in connection with the acquisition.
Segment Adjusted EBITDA was $45 million in the Fiscal 2014 Quarter versus $41 million in the Fiscal 2013 Quarter. Segment Adjusted EBITDA was $95 million in the Fiscal 2014 Six Months versus $74 million in the Fiscal 2013 Six Months. The increases in Segment Adjusted EBITDA were driven by the increased sales and improved manufacturing productivity discussed above.
Segment assets at March 30, 2014 and September 30, 2013 were $1,722 million and $1,736 million, respectively. Goodwill and intangible assets decreased to $1,179 million at March 30, 2014 from $1,192 million at September 30, 2013, driven by intangible asset amortization and foreign currency translation.

See Note 14, "Acquisitions" to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the HHI Business acquisition.
Corporate Expense. Our corporate expense was $15 million in the Fiscal 2014 Quarter compared to $17 million in the Fiscal 2013 Quarter primarily attributable to savings from the Global Expense Rationalization Initiatives that were implemented in Fiscal 2013. Corporate expense as a percentage of consolidated net sales for the Fiscal 2014 Quarter increased to 1.5% versus 1.7% for the Fiscal 2013 Quarter, driven by the increase in stock compensation expense discussed above.
Our corporate expense was $28 million in the Fiscal 2014 Six Months compared to $24 million in the Fiscal 2013 Six Months. This increase is primarily attributable to a $3 million increase in stock based compensation expense and increased overhead related to the HHI Business acquisition, tempered by the cost improvements mentioned above. Corporate expense as a percentage of consolidated net sales for the Fiscal 2014 Six Months and the Fiscal 2013 Six Months remained constant at 1.3%, as the increase in sales offset the impact of increased corporate expense.
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
Interest Expense. Interest expense in the Fiscal 2014 Quarter was $47 million compared to $60 million in the Fiscal 2013 Quarter. The $13 million decrease in interest expense in the Fiscal 2014 Quarter is primarily related to savings from the refinancing of our 9.5% Notes.
Interest expense in the Fiscal 2014 Six Months was $104 million compared to $130 million in the Fiscal 2013 Six Months. The $26 million decrease in interest expense in the Fiscal 2014 Six Months is driven by $29 million in costs incurred related to the financing of the acquisition of the HHI Business in the Fiscal 2013 Six Months and savings from the refinancing of our 9.5% Notes of $28 million. This was tempered by $11 million in costs related to the refinancing of our Term Loan in the Fiscal 2014 Six Months, consisting of the write off of unamortized deferred financing fees and original issue discount, and the inclusion of a full quarter of interest related to the HHI Business financing in the Fiscal 2014 Six Months versus a partial period in the Fiscal 2013 Six Months. See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.
Income Taxes. Our effective tax rates for the Fiscal 2014 Quarter and the Fiscal 2014 Six Months were 23% and 21%, respectively. Our effective tax rates for the Fiscal 2013 Quarter and the Fiscal 2013 Six Months were (256)% and (506)%, respectively. For the Fiscal 2014 Quarter and the Fiscal 2014 Six Months our effective tax rate differs from the U.S. federal statutory rate of 35% principally due to: (i) income earned outside the U.S. subject to statutory rates lower than 35%; and (ii) a tax benefit recognized as a result of a Mexican tax law change. For the Fiscal 2013 Quarter and Fiscal 2013 Six Months, our effective tax rate differs from the U.S statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on our net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (iii) the reversal of U.S. valuation allowances of $49 million on deferred tax assets as a result of the acquisition of the HHI Business. Additionally, in the Fiscal 2013 Quarter and the Fiscal 2013 Six Months, the pretax consolidated income was close to break even, resulting in a higher effective tax rate.
For the Fiscal 2014 Six Months, we generated a small amount of domestic pretax profits and expect to generate pretax domestic profits during the remainder of Fiscal 2014. Should we continue to generate domestic pretax profits for Fiscal 2014 and in subsequent periods, there is a reasonable possibility that some or all of the domestic valuation allowance of $346 million could be released at some future date, which could result in a material tax benefit.
Each reporting period, we evaluate the available earnings, permanent reinvestment classification, and availability and intent to use alternative mechanisms for repatriation of cash for each jurisdiction in which we do business. In light of our plans to voluntarily pay down our U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and our ongoing U.S. operational cash flow requirements, we are not treating current and certain prior year earnings as permanently reinvested, except for jurisdictions where repatriation is either precluded or restricted by law. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not permanently reinvested might have a material effect on our effective tax rate. At the end of Fiscal 2014, we expect to record approximately $2 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings.
During the Fiscal 2014 Six Months, we recorded a one-time reduction of $179 million to our U.S. net operating loss carryforwards from actual and deemed repatriation of foreign earnings resulting from internal restructuring and external debt refinancing activities. We have a full valuation allowance on our U.S. net operating loss carryforwards; therefore, there was no material impact on our quarterly or projected annual income tax expense
As of March 30, 2014, certain of our legal entities in various jurisdictions are undergoing income tax audits. We cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

Liquidity and Capital Resources
Operating Activities
For the Fiscal 2014 Six Months, cash used by operating activities totaled $156 million compared to cash used of $180 million during the Fiscal 2013 Six Months. The $24 million decrease in cash used by operating activities was primarily due to:

•	Cash generated by higher Adjusted EBITDA of $61 million, excluding pre-acquisition earnings of the HHI Business;

•	Lower cash payments for acquisition, integration and restructuring and related costs of $13 million; and

•	Lower cash payments for income taxes of $1 million.

•
These items were partially offset by cash use of $51 million for working capital and other items driven by a decrease in accounts payable and increases in inventory, partially offset by decreases in accounts receivable and other working capital accounts.

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
We are not treating current and certain earnings from prior years as permanently reinvested, except for jurisdictions where repatriation is either precluded or restricted by law. At March 30, 2014, there are no significant foreign cash balances available for repatriation. During Fiscal 2014, we expect to generate between $50 million and $75 million of foreign cash that we expect will be repatriated for general corporate purposes.
See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness.

Investing Activities
Net cash used by investing activities was $62 million for the Fiscal 2014 Six Months compared to $1,411 million for the Fiscal 2013 Six Months. The $1,349 million decrease in cash used by investing activities in the Fiscal 2014 Six Months is driven by a decrease in cash used for acquisitions of $1,265 million, which related to the $1,266 million purchase, net of cash acquired, of the HHI Business, and the $24 million cash paid, net of cash acquired, for Shaser in the Fiscal 2013 Six Months, partially offset by the $25 million cash paid for the acquisition of Liquid Fence in the Fiscal 2014 Six Months. The remaining $84 million decrease in cash used by investing activities related to a $100 million escrow payment in the Fiscal 2013 Six Months for the future acquisition of the TLM Business, net of a $16 million increase in capital expenditures in the Fiscal 2014 Six Months.

Financing Activities
Debt Financing
At March 30, 2014 we had the following debt instruments outstanding: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $834 million principal due September 4, 2017 (“Tranche A”), $514 million principal due September 4, 2019 (“Tranche C”), $76 million Canadian dollar denominated principal due December 17, 2019 ("CAD Term Loan") and $309 million Euro denominated principal due September 4, 2019 ("Euro Term Loan") (together, the “Term Loan”); (ii) $300 million 6.75% unsecured notes (the “6.75% Notes”); (iii) $520 million 6.375% unsecured notes (the “6.375% Notes”); (iv) $570 million 6.625% unsecured notes (the “6.625% Notes”); and (v) a $400 million asset based lending revolving credit facility (the “ABL Facility”).
At March 30, 2014, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility (the "ABL Credit Agreement").
From time to time we may repurchase our existing indebtedness, including outstanding securities of SB/RH Holdings, LLC or its subsidiaries, in the open market or otherwise.
See Note 6, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.
The Fiscal 2014 Six Months net cash provided by financing activities of $112 million consisted of the following: (i) proceeds related to the issuance $524 million of Term Debt; (ii) a use of $531 million to repay debt under the Senior Credit Facilities; (iii) borrowings of $168 million on our ABL Facility; (iv) a use to pay share-based tax withholdings of employees for vested stock awards of $27 million; (v) a use to pay $26 million of dividends to SB Holdings; (vi) a use to pay $5 million of debt issuance costs; (vii) a use of $5 million for treasury stock purchases; and (viii) $10 million proceeds from other financing activities. The primary use of the proceeds was to fund working capital needs as discussed within “Liquidity and Capital Resources - Operating Activities.”
The Fiscal 2013 Six Months net cash provided by financing activities of $1,513 million consisted of the following: (i) proceeds related to the issuance $792 of Term Debt; (ii) proceeds related to issuance of $570 million of 6.625% Notes and $520 million of 6.375% Notes; (iii) a use of $372 million to repay debt under the Senior Credit Facilities; (iv) a use to pay $44 million of debt issuance costs; (v) borrowings of $77 million on our ABL Facility; (vi) a use to pay share-based tax withholdings of employees for vested stock awards of $18 million; (vii) a use to pay $43 million of dividends to SB Holdings; and (viii) $2 million proceeds from other financing activities.
Interest Payments and Fees
In addition to principal payments on our debt obligations mentioned above, we have annual interest payment obligations of approximately $154 million in the aggregate. This includes interest under our 6.375% Notes of approximately $33 million, interest under our 6.625% Notes of approximately $38 million and interest under our 6.75% Notes of approximately $20 million and interest under our Term Loan and ABL Facility of approximately $59 million and $4 million, respectively. Interest on our debt is payable in cash. Interest on the 6.375% Notes, the 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

Equity Financing Activities
During the Fiscal 2014 Six Months, we granted 409 thousand shares of restricted stock to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases where the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $28 million, which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.
From time to time we may repurchase our outstanding shares of SB Holdings Common Stock in the open market or otherwise.
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
Interest Rate Risk
A substantial portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have bank lines of credit at variable interest rates. The general level of U.S. and Canadian interest rates, LIBOR, CDOR and Euro LIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable. At March 30, 2014, there were no outstanding interest rate derivative instruments.
Foreign Exchange Risk
We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors that are denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, Australian Dollars and Brazilian Reals. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (e.g., borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

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
At March 30, 2014, assuming a 1 percent unfavorable shift in interest rates of our variable rate Term Loan, the net impact on earnings would be a loss of $8 million. At March 30, 2014, there were no outstanding interest rate derivative instruments.
At March 30, 2014, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $34 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $16 million.
At March 30, 2014, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $2 million.

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

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on November 27, 2013 (our “Form 10-K”) and our Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014 (our "Q1 Form 10-Q"). Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K and Part II, Item 1A of our Q1 Form 10-Q.

Item 6.	Exhibits

Please refer to the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2014

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