Form 10-Q
period 2014-06-29
SB/RH Holdings, LLC
filed 2014-08-06
CIK 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐







SB/RH HOLDINGS, LLC

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED June 29, 2014

INDEX

	Part I—Financial Information	Page

Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Financial Position as of June 29, 2014 (Unaudited) and September 30, 2013	3
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended June 29, 2014 and June 30, 2013	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine month periods ended June 29, 2014 and June 30, 2013	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended June 29, 2014 and June 30, 2013	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	56
	Part II—Other Information
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	57
Item 6.	Exhibits	57

Signatures		58

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

June 29, 2014 and September 30, 2013

(Amounts in thousands)

	June 29, 2014	September 30, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$83,399	$198,219
Receivables:
Trade accounts receivable, net of allowances $35,626 and $37,376, respectively	523,628	481,313
Other	84,195	67,081
Inventories	734,823	632,923
Deferred income taxes	39,133	32,959
Prepaid expenses and other	87,557	62,781
Total current assets	1,552,735	1,475,276
Property, plant and equipment, net of accumulated depreciation of $253,343 and $203,897, respectively	440,398	412,551
Deferred charges and other	28,764	26,050
Goodwill	1,484,436	1,476,672
Intangible assets, net	2,136,166	2,163,166
Debt issuance costs	56,085	65,329
Total assets	$5,698,584	$5,619,044
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$121,509	$102,921
Accounts payable	419,551	525,519
Accrued liabilities:
Wages and benefits	74,322	82,056
Income taxes payable	16,702	32,613
Accrued interest	21,553	36,731
Other	147,831	171,074
Total current liabilities	801,468	950,914
Long-term debt, net of current maturities	3,215,100	3,115,942
Employee benefit obligations, net of current portion	84,859	96,612
Deferred income taxes	506,694	492,774
Other	28,505	28,879
Total liabilities	4,636,626	4,685,121
Commitments and contingencies
Shareholders' equity:
Other capital	1,390,186	1,393,124
Accumulated deficit	(343,555)	(469,886)
Accumulated other comprehensive loss	(33,997)	(38,521)
Total shareholders' equity	1,012,634	884,717
Noncontrolling interest	49,324	49,206
Total equity	1,061,958	933,923
Total liabilities and equity	$5,698,584	$5,619,044

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Operations

For the three and nine month periods ended June 29, 2014 and June 30, 2013

(Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	2014	2013	2014	2013
Net sales	$1,128,509	$1,089,825	$3,250,797	$2,947,849
Cost of goods sold	710,918	706,053	2,089,601	1,949,332
Restructuring and related charges	554	1,013	3,328	4,698
Gross profit	417,037	382,759	1,157,868	993,819
Selling	171,841	165,178	501,759	464,961
General and administrative	77,952	70,057	225,346	196,077
Research and development	12,163	11,486	35,258	31,517
Acquisition and integration related charges	2,671	7,747	14,455	40,558
Restructuring and related charges	3,138	12,232	12,665	23,038
Total operating expenses	267,765	266,700	789,483	756,151
Operating income	149,272	116,059	368,385	237,668
Interest expense	47,344	61,516	151,724	185,652
Other expense, net	2,760	2,613	4,390	7,941
Income from continuing operations before income taxes	99,168	51,930	212,271	44,075
Income tax expense	20,554	15,169	43,841	54,928
Net income (loss)	78,614	36,761	168,430	(10,853)
Less: Net income attributable to non-controlling interest	19	263	179	8
Net income (loss) attributable to controlling interest	$78,595	$36,498	$168,251	$(10,861)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine month periods ended June 29, 2014 and June 30, 2013

(Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	2014	2013	2014	2013
Net income (loss)	$78,614	$36,761	$168,430	$(10,853)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	8,444	(7,830)	5,594	(25,385)
Unrealized gain (loss) on derivative hedging instruments	(1,485)	1,780	(1,595)	2,858
Defined benefit pension gain (loss)	416	(52)	525	(348)
Other comprehensive income (loss), net of tax	7,375	(6,102)	4,524	(22,875)
Comprehensive income (loss)	85,989	30,659	172,954	(33,728)
Less: Comprehensive income attributable to non-controlling interest	27	263	415	8
Comprehensive income (loss) attributable to controlling interest	$85,962	$30,396	$172,539	$(33,736)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended June 29, 2014 and June 30, 2013

(Unaudited)

(Amounts in thousands)

	NINE MONTHS ENDED

	2014	2013
Cash flows from operating activities:
Net income (loss)	$168,430	$(10,853)
Adjustments to reconcile net income (loss) to net cash used by operating activities, net of effects of acquisitions:
Depreciation	56,375	42,618
Amortization of intangibles	61,233	57,502
Amortization of unearned restricted stock compensation	26,013	31,830
Amortization of debt issuance costs	8,184	7,210
Non-cash increase to cost of goods sold due to HHI acquisition inventory step up	—	31,000
Write off unamortized discount on retired debt	2,821	885
Write off of debt issuance costs	6,395	4,600
Other non-cash adjustments	3,952	19,518
Net changes in assets and liabilities	(382,582)	(260,148)
Net cash used by operating activities	(49,179)	(75,838)
Cash flows from investing activities:
Purchases of property, plant and equipment	(50,938)	(45,236)
Acquisition of Liquid Fence, net of cash acquired	(25,254)	—
Acquisition of Shaser, net of cash acquired	—	(42,510)
Acquisition of the HHI Business, net of cash acquired	—	(1,351,008)
Proceeds from sales of property, plant and equipment	9,091	160
Other investing activities	(239)	(1,301)
Net cash used by investing activities	(67,340)	(1,439,895)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	523,658	792,000
Proceeds from issuance of 6.375% Notes	—	520,000
Proceeds from issuance of 6.625% Notes	—	570,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(567,459)	(406,904)
Debt issuance costs	(5,419)	(44,469)
Other debt financing, net	13,897	17,080
Reduction of other debt	(4,415)	(1,970)
ABL revolving credit facility, net	110,000	69,500
Capital contribution from parent	—	28,562
Cash dividends paid to parent	(42,021)	(61,842)
Share based payment tax withholding payments	(26,548)	(20,141)
Net cash provided by financing activities	1,693	1,461,816
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	(1,870)
Effect of exchange rate changes on cash and cash equivalents	6	(3,181)
Net decrease in cash and cash equivalents	(114,820)	(58,968)
Cash and cash equivalents, beginning of period	198,219	157,872
Cash and cash equivalents, end of period	$83,399	$98,904

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands)

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

These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at June 29, 2014, the results of operations for the three and nine month periods ended June 29, 2014 and June 30, 2013, the comprehensive income (loss) for the three and nine month periods ended June 29, 2014 and June 30, 2013 and the cash flows for the nine month periods ended June 29, 2014 and June 30, 2013. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

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

Shipping and Handling Costs: The Company incurred shipping and handling costs of $66,195 and $194,530 for the three and nine month periods ended June 29, 2014, respectively, and $67,023 and $183,050 for the three and nine month periods ended June 30, 2013, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, two of which account for a significant percentage of its sales volume. The first customer represented approximately 15%  and 16% of the Company’s Net sales during the three and nine month periods ended June 29, 2014, and 17% and 18% of the Company’s Net sales during the three and nine month periods ended June 30, 2013, respectively. The second customer represented approximately 10% and 9% of the Company’s Net sales during the three and nine month periods ended June 29, 2014, and 10% and 7% of the Company’s Net sales during the three and nine month periods ended June 30, 2013, respectively. The first customer represented approximately 11% of the Company’s Trade accounts receivable, net at both June 29, 2014 and September 30, 2013, respectively.  The second customer represented 15% and 14% of the Company’s Trade accounts receivable, net at June 29, 2014 and September 30, 2013, respectively.

Approximately 37% and 41% of the Company’s Net sales during the three and nine month periods ended June 29, 2014, respectively, and 37% and 41% of the Company’s Net sales during the three and nine month periods ended June 30, 2013, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.

Stock-Based Compensation: The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards and recognizes these costs over the requisite service period of the awards.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

Total stock compensation expense associated with restricted stock units recognized by the Company during the three and nine month periods ended June 29, 2014 was $9,236 and $26,013, respectively. Total stock compensation expense associated with restricted stock units recognized by the Company during the three and nine month periods ended June 30, 2013 was $17,673 and $31,830, respectively.

The Company granted approximately 6 and 415 restricted stock units during the three and nine month periods ended June 29, 2014, respectively. The 415 restricted stock units granted during the nine months ended June 29, 2014 include 81 restricted stock units that vested immediately and 41 time-based restricted stock units that vest over a one year period. The remaining 293 restricted stock units are performance and time-based that vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $28,744.

The Company granted approximately 30 and 644 restricted stock units during the three and nine month periods ended June 30, 2013, respectively. The 644 restricted stock units granted during the nine months ended June 30, 2013 include 90 time-based restricted stock units that vest over a one year period and 554 restricted stock units are performance and time-based that vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $ 29,319.

The fair value of restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s non-vested restricted stock units during the nine months ended June 29, 2014 is as follows:

		Weighted
		Average	Fair Value
		Grant Date	at Grant
Restricted Stock Units	Shares	Fair Value	Date
Non-vested restricted stock units at September 30, 2013	1,104	$39.01	$43,067
Granted	415	69.26	28,744
Vested	(928)	39.29	(36,458)
Non-vested restricted stock units at June 29, 2014	591	$59.82	$35,353

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

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

The following table summarizes acquisition and integration related charges incurred by the Company during the three and nine month periods ended June 29, 2014 and June 30, 2013:

	Three Months Ended		Nine Months Ended

	2014	2013	2014	2013
Russell Hobbs
Integration costs	$—	$695	$—	$2,630
Employee termination charges	—	(35)	—	224
Legal and professional fees	—	(78)	—	12
Russell Hobbs Acquisition and integration related charges	$—	$582	$—	$2,866
HHI Business
Legal and professional fees	222	4,663	1,912	25,650
Integration costs	3,105	1,615	9,283	5,292
Employee termination charges (credits)	—	13	(19)	103
HHI Business Acquisition and integration related charges	$3,327	$6,291	$11,176	$31,045
Liquid Fence	692	—	2,397	—
Shaser	224	161	801	4,534
FURminator	1	372	53	1,605
Black Flag	—	52	—	90
(Credits) Other	(1,573)	289	28	418
Total Acquisition and integration related charges	$2,671	$7,747	$14,455	$40,558

3    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for the three and nine month periods ended June 29, 2014 and June 30, 2013 were principally attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.

For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 8, “Derivative Financial Instruments.”

The components of Other comprehensive income (loss), net of tax, for the three and nine month periods ended June 29, 2014 and June 30, 2013 are as follows:

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended

	2014	2013	2014	2013
Foreign Currency Translation Adjustments:
Net change after reclassification adjustment	$8,444	$(7,830)	$5,594	$(25,385)
Deferred tax effect	—	—	—	—
Deferred tax valuation allowance	—	—	—	—
Other Comprehensive Income (Loss)	8,444	(7,830)	5,594	(25,385)
Noncontrolling interest	8	—	236	—
Comprehensive income (loss) attributable to controlling interest	$8,436	$(7,830)	$5,358	$(25,385)

Derivative Hedging Instruments:
Gross change before reclassification adjustment	$(3,002)	$3,193	$(3,919)	$4,595
Net reclassification adjustment for (gains) losses included in earnings	1,273	(507)	2,156	(80)
Gross change after reclassification adjustment	(1,729)	2,686	(1,763)	4,515
Deferred tax effect	332	(450)	220	(1,566)
Deferred tax valuation allowance	(88)	(456)	(52)	(91)
Other Comprehensive Income (Loss)	$(1,485)	$1,780	$(1,595)	$2,858

Defined Benefit Pension Plans:
Gross change before reclassification adjustment	$175	$(575)	$(416)	$(2,164)
Net reclassification adjustment for losses included in Cost of goods sold	153	326	460	979
Net reclassification adjustment for losses included in Selling expenses	78	41	234	122
Net reclassification adjustment for losses included in General and administrative expenses	156	152	467	456
Gross change after reclassification adjustment	562	(56)	745	(607)
Deferred tax effect	(146)	(38)	(220)	205
Deferred tax valuation allowance	—	42	—	54
Other Comprehensive Income (Loss)	$416	$(52)	$525	$(348)

Total Other Comprehensive Income (Loss), net of tax	$7,367	$(6,102)	$4,288	$(22,875)

4    INVENTORIES

Inventories for the Company, which are stated at the lower of cost or market, consist of the following:

	June 29, 2014	September 30, 2013
Raw materials	$123,790	$97,290
Work-in-process	45,613	40,626
Finished goods	565,420	495,007
	$734,823	$632,923

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

5    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets of the Company consist of the following:

	Global	Hardware &
	Batteries &	Home	Global Pet	Home and
	Appliances	Improvement	Supplies	Garden	Total
Goodwill:
Balance at September 30, 2013	$333,500	$714,724	$239,077	$189,371	$1,476,672
Additions	—	3,460	—	7,088	10,548
Effect of translation	1,520	(4,488)	184	—	(2,784)
Balance at June 29, 2014	$335,020	$713,696	$239,261	$196,459	$1,484,436
Intangible Assets:
Trade Names Not Subject to Amortization
Balance at September 30, 2013	$547,353	$330,771	$216,426	$83,500	$1,178,050
Additions	—	—	—	5,100	5,100
Effect of translation	5,259	74	626	—	5,959
Balance at June 29, 2014	$552,612	$330,845	$217,052	$88,600	$1,189,109
Intangible Assets Subject to Amortization
Balance at September 30, 2013, net	$440,776	146,461	$245,227	$152,652	$985,116
Additions	—	—	238	21,800	22,038
Amortization during period	(26,262)	(11,069)	(16,183)	(7,719)	(61,233)
Effect of translation	1,440	(505)	201	—	1,136
Balance at June 29, 2014, net	$415,954	$134,887	$229,483	$166,733	$947,057
Total Intangible Assets, net at June 29, 2014	$968,566	$465,732	$446,535	$255,333	$2,136,166

During the nine month period ended June 29, 2014, the Company recorded an adjustment of $3,460 to goodwill to finalize the purchase accounting for the acquisition of the residential hardware and home improvement business (the "HHI Business") from Stanley Black & Decker, Inc. ("Stanley Black & Decker"). The adjustment related to changes in the valuation of working capital accounts and deferred taxes based on the final determination of fair value. These adjustments were not retrospectively applied to the opening balance sheet as the amounts were deemed immaterial.

During the nine month period ended June 29, 2014, the Company recorded additions to goodwill and intangible assets related to the acquisition of Liquid Fence. See Note 14 "Acquisitions," for further information.

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

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

	June 29, 2014	September 30, 2013

Technology Assets Subject to Amortization:
Gross balance	$192,180	$172,105
Accumulated amortization	(52,866)	(39,028)
Carrying value, net	$139,314	$133,077
Trade Names Subject to Amortization:
Gross balance	$171,404	$171,572
Accumulated amortization	(56,966)	(44,660)
Carrying value, net	$114,438	$126,912
Customer Relationships Subject to Amortization:
Gross balance	$889,624	$885,895
Accumulated amortization	(196,319)	(160,768)
Carrying value, net	$693,305	$725,127
Total Intangible Assets, net Subject to Amortization	$947,057	$985,116

Amortization expense for the three and nine month periods ended June 29, 2014 and June 30, 2013 is as follows:

	Three Months Ended		Nine Months Ended

	2014	2013	2014	2013
Proprietary technology amortization	$4,707	$4,470	$13,850	$12,009
Trade names amortization	4,112	4,264	12,336	12,162
Customer relationships amortization	11,713	11,611	35,047	33,331
	$20,532	$20,345	$61,233	$57,502

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $77,500 per year.

6    DEBT

Debt consists of the following:

	June 29, 2014		September 30, 2013

	Amount	Rate	Amount	Rate
Term Loan, due September 4, 2017 (Tranche A)	$818,125	3.0%	$850,000	3.0%
Term Loan, due September 4, 2019 (Tranche C)	512,425	3.6%	300,000	3.6%
CAD Term Loan, due December 17, 2019	59,361	5.1%	81,397	5.1%
Term Loan, due December 17, 2019 (Tranche B)	—	—%	513,312	4.6%
Euro Term Loan, due September 4, 2019	305,482	3.8%	—	—%
6.375% Notes, due November 15, 2020	520,000	6.4%	520,000	6.4%
6.625% Notes, due November 15, 2022	570,000	6.6%	570,000	6.6%
6.75% Notes, due March 15, 2020	300,000	6.8%	300,000	6.8%
ABL Facility, expiring May 24, 2017	110,000	2.0%	—	5.7%
Other notes and obligations	52,112	8.3%	28,468	8.5%
Capitalized lease obligations	96,579	6.1%	67,402	6.2%
	$3,344,084		$3,230,579
Original issuance discounts on debt	(7,475)		(11,716)
Less: current maturities	(121,509)		(102,921)
Long-term debt	$3,215,100		$3,115,942

The Company has the following debt instruments outstanding at June 29, 2014: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $818,125 principal due September 4, 2017 (“Tranche A”), $512,425 principal due September 4, 2019 (“Tranche C”), $59,361 Canadian dollar denominated principal due December 17, 2019 ("CAD Term Loan") and $305,482 Euro denominated principal due September 4, 2019 ("Euro Term Loan") (together, the “Term Loan”); (ii) $300,000 6.75% unsecured notes (the “6.75% Notes”); (iii) $520,000 6.375%

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

unsecured notes (the “6.375% Notes”); (iv) $570,000 6.625% unsecured notes (the “6.625% Notes”); and (v) a $400,000 asset based lending revolving credit facility (the “ABL Facility”).

Term Loan

On December 18, 2013, the Company amended the Term Loan, issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215,000 and €225,000. The proceeds from the amendment were used to refinance a portion of the Term Loan (formerly Tranche B) which was scheduled to mature December 17, 2019, in an amount outstanding of $513,312 prior to refinancing. The $215,000 additional U.S. dollar denominated portion was combined with the existing Tranche C maturing September 4, 2019. The Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the refinancing of the Term Loan totaling $9,216 as an adjustment to interest expense during the nine month period ended June 29, 2014.

The additional Tranche C and Euro Term Loan debt were issued at a .125% discount and recorded net of the discount incurred. Of this discount, $510 is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt, and the remainder of $146 is reflected as an increase to interest expense during the nine month period ended June 29, 2014. In connection with the refinancing of a portion of the Term Loan, the Company recorded $162 and $7,236 of fees during the three and nine month periods ended June 29, 2014, respectively, of which $5,150 is classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $2,086 reflected as an increase to interest expense during the nine month period ended June 29, 2014.

6.375% Notes and 6.625% Notes

In connection with the registration of the 6.375% Notes and the 6.625% Notes, that were assumed on December 17, 2012 to finance the acquisition of the HHI Business, the  Company recorded $9 and $261 of fees during the three and nine month periods ended June 29, 2014, respectively. The $261 was classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and is being amortized as an adjustment to interest expense over the remaining life of the 6.375% Notes and the 6.625% Notes.

ABL Facility

In connection with the December 18, 2013 amendment of the Term Loan, the Company amended the ABL Facility to obtain certain consents to the amendment of the Senior Credit Agreement.  In connection with the amendment, the Company incurred fees and expenses that are included in the amounts recorded above related to the amendment of the Term Loan.

As a result of borrowings and payments under the ABL Facility, at June 29, 2014, the Company had aggregate borrowing availability of approximately $193,759, net of lender reserves of $6,398 and outstanding letters of credit of $54,132.

7    DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are reported at fair value in the Condensed Consolidated Statements of Financial Position (Unaudited). When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings in the period incurred. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also recognized in earnings in the period incurred.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

Fair Value of Derivative Instruments

The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging” (“ASC 815”).

The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Asset Derivatives		June 29, 2014	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$1,350	$416
Commodity contracts	Deferred charges and other	—	3
Foreign exchange contracts	Receivables—Other	656	1,719
Foreign exchange contracts	Deferred charges and other	95	—
Total asset derivatives designated as hedging instruments under ASC 815		2,101	2,138
Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	54	—
Foreign exchange contracts	Receivables—Other	167	143
Total asset derivatives		$2,322	$2,281

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Liability Derivatives		June 29, 2014	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other current liabilities	$1,416	$—
Interest rate contracts	Accrued interest	430	—
Interest rate contracts	Other long-term liabilities	57	—
Commodity contracts	Accounts payable	5	450
Foreign exchange contracts	Accounts payable	4,964	4,577
Foreign exchange contracts	Other long-term liabilities	341	65
Total liability derivatives designated as hedging instruments under ASC 815		$7,213	$5,092
Derivatives not designated as hedging instruments under ASC 815:
Commodity contract	Accounts payable	$—	$55
Foreign exchange contracts	Accounts payable	303	5,323
Total liability derivatives		$7,516	$10,470

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

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended June 29, 2014, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$1,342	Cost of goods sold	$120	Cost of goods sold	$35
Interest rate contracts	(1,903)	Interest expense	(430)	Interest expense	—
Foreign exchange contracts	(9)	Net sales	58	Net sales	—
Foreign exchange contracts	(2,432)	Cost of goods sold	(1,021)	Cost of goods sold	—
Total	$(3,002)		$(1,273)		$35

 The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the nine month period ended June 29, 2014, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$1,411	Cost of goods sold	$72	Cost of goods sold	$35
Interest rate contracts	(1,903)	Interest expense	(430)	Interest expense	—
Foreign exchange contracts	138	Net sales	179	Net sales	—
Foreign exchange contracts	(3,565)	Cost of goods sold	(1,977)	Cost of goods sold	—
Total	$(3,919)		$(2,156)		$35

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended June 30, 2013, pretax:

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

Location of
Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$(930)	Cost of goods sold	$(321)	Cost of goods sold	$11
Foreign exchange contracts	89	Net sales	313	Net sales	—
Foreign exchange contracts	4,034	Cost of goods sold	515	Cost of goods sold	—
Total	$3,193		$507		$11

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the nine month period ended June 30, 2013, pretax:

Location of
Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$(3,361)	Cost of goods sold	$(223)	Cost of goods sold	$(71)
Foreign exchange contracts	755	Net sales	653	Net sales	—
Foreign exchange contracts	7,201	Cost of goods sold	(350)	Cost of goods sold	—
Total	$4,595		$80		$(71)

Other Changes in Fair Value of Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, but are not designated as hedging instruments under ASC 815, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended June 29, 2014 and June 30, 2013, the Company recognized the following gains (losses) on these derivative contracts:

	Amount of Gain (Loss)
	Recognized in		Location of Gain (Loss)
Derivatives Not Designated as	Income on Derivatives		Recognized in

Hedging Instruments Under ASC 815	2014	2013	Income on Derivatives
Commodity contracts	$53	$(197)	Cost of goods sold
Foreign exchange contracts	(243)	477	Other expense, net
Total	$(190)	$280

During the nine month periods ended June 29, 2014 and June 30, 2013, the Company recognized the following gains (losses) on these derivative contracts:

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

	Amount of Gain (Loss)
	Recognized in		Location of Gain (Loss)
Derivatives Not Designated as	Income on Derivatives		Recognized in

Hedging Instruments Under ASC 815	2014	2013	Income on Derivatives
Commodity contracts	$(8)	$(197)	Cost of goods sold
Foreign exchange contracts	405	(1,834)	Other expense, net
Total	$397	$(2,031)

Credit Risk

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $3 and $5 at June 29, 2014 and September 30, 2013, respectively.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At June 29, 2014 and September 30, 2013, the Company had posted cash collateral of $0 and $450, respectively, related to such liability positions. In addition, at June 29, 2014 and September 30, 2013, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest expense from the underlying debt to which the swap is designated. At June 29, 2014, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300,000 through April 2017.  At September 30, 2013, the Company did not have any interest rate swaps outstanding.  The derivative net loss on these contracts recorded in AOCI by the Company at June 29, 2014 was $1,473, net of tax benefit of $0. At June 29, 2014, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,416, net of tax.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At June 29, 2014, the Company had a series of foreign exchange derivative contracts outstanding through September 2015 with a contract value of $221,513. The derivative net loss on these contracts recorded in AOCI by the Company at June 29, 2014 was $3,524, net of tax benefit of $1,029. At June 29, 2014, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $3,331, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

floating price on a specified quantity of raw materials through a specified date. At June 29, 2014, the Company had a series of zinc swap contracts outstanding through June 2015 for 5 tons with a contract value of $9,851.  At June 29, 2014, the Company had a series of brass swap contracts outstanding through June 2015 for 1 ton with a contract value of $3,853.  The derivative net gain on these contracts recorded in AOCI by the Company at June 29, 2014 was $1,154, net of tax expense of $149. At June 29, 2014, the portion of derivative net gain estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,154, net of tax.

Derivative Contracts

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 29, 2014 and September 30, 2013, the Company had $154,263 and $108,480, respectively, of notional value of such foreign exchange derivative contracts outstanding.

The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries.  The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At June 29, 2014, the Company had a series of such swap contracts outstanding through September 2015 for 35 troy ounces with a contract value of $741. At September 30, 2013, the Company had a series of such swap contracts outstanding through April 2014 for 45 troy ounces with a contract value of $980.

8    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s net derivative portfolio as of June 29, 2014, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of June 29, 2014 were as follows ((liability)/asset):

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$1,404	$—	$1,404
Foreign exchange contracts	—	918	—	918
Total Assets	$—	$2,322	$—	$2,322
Liabilities:
Commodity contracts	$—	$(5)	$—	$(5)
Interest rate contracts	—	(1,903)	—	(1,903)
Foreign exchange contracts	—	(5,608)	—	(5,608)
Total Liabilities	$—	$(7,516)	$—	$(7,516)

The Company’s net derivative portfolio as of September 30, 2013, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2013 were as follows:

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

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

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	June 29, 2014		September 30, 2013

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Total debt	$(3,336,608)	$(3,463,788)	$(3,218,863)	$(3,297,411)
Commodity swap and option agreements	1,399	1,399	(86)	(86)
Interest swap agreements	(1,903)	(1,903)	—	—
Foreign exchange forward agreements	(4,690)	(4,690)	(8,103)	(8,103)

9    EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, including the United Kingdom, the Netherlands, Germany, Guatemala, Brazil, Mexico and Taiwan. These pension plans generally provide benefits of stated amounts for each year of service.

The Company’s results of operations for the three and nine month periods ended June 29, 2014 and June 30, 2013 reflect the following pension and deferred compensation benefit costs:

Components of net periodic pension benefit	Three Months Ended		Nine Months Ended

and deferred compensation benefit cost	2014	2013	2014	2013
Service cost	$852	$867	$2,555	$2,416
Interest cost	2,612	2,498	7,835	7,326
Expected return on assets	(2,456)	(2,196)	(7,368)	(6,589)
Amortization of prior year service cost	16	—	48	—
Recognized net actuarial loss	371	519	1,113	1,557
Employee contributions	(16)	(46)	(46)	(137)
Net periodic benefit cost	$1,379	$1,642	$4,137	$4,573

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three and nine month periods ended June 29, 2014 and June 30, 2013 were as follows:

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended

Pension and deferred compensation contributions	2014	2013	2014	2013
Contributions made during period	$3,693	$1,188	$9,133	$2,890

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended June 29, 2014 were $3,433 and $10,706, respectively. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended June 30, 2013 were $2,851 and $5,665, respectively.

10    INCOME TAXES

The Company's effective tax rate for both the three and nine month periods ended June 29, 2014 was 21%. The Company's effective tax rates for the three and nine month periods ended June 30, 2013 were 29% and 125%, respectively. For the three and nine month periods ended June 29, 2014, the Company's effective tax rate differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35%.  Additionally, for the nine month period ended June 29, 2014, our effective tax rate differs from the U.S. federal statutory rate due to a tax benefit recognized as a result of a Mexican tax law change.  For both the three and nine month periods ended June 30, 2013, the Company's effective tax rate differs from the U.S. statutory rate due to (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on the Company's net operating loss carryforward tax benefits and (ii) other deferred tax assets and deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes. Additionally, for the nine month period ended June 30, 2013, the Company’s effective tax rate is higher than the U.S. statutory rate due to the reversal of U.S. valuation allowances of $49,291 as a result of the HHI Business acquisition, coupled with the fact that pretax consolidated income was close to break even, resulting in a higher effective tax rate.

During the nine month period ended June 29, 2014, the Company recorded a one-time reduction of $178,716 to its U.S. net operating loss carryforwards from actual and deemed repatriation of foreign earnings resulting from internal restructuring and external debt refinancing activities. The Company has a full valuation allowance on its U.S. net operating loss carryforwards; therefore there was no material impact on the Company’s quarterly or projected annual income tax expense.

The Company records the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At June 29, 2014 and September 30, 2013, the Company had $13,004 and $13,807, respectively, of unrecognized tax benefits related to uncertain tax positions. The Company also had approximately $3,706 and  $3,671, respectively, of accrued interest and penalties related to the uncertain tax positions at those dates. Interest and penalties related to uncertain tax positions are reported as Income tax expense.

As of June 29, 2014, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months, some portion of previously unrecognized tax benefits could be recognized.

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

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

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

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the three and nine month periods ended June 29, 2014 and June 30, 2013 is as follows:

	Three Months Ended		Nine Months Ended

	2014	2013	2014	2013
Net sales to external customers
Consumer batteries	$213,348	$207,339	$689,186	$678,067
Small appliances	163,893	168,744	533,161	543,451
Electric shaving and grooming	63,307	61,742	208,914	207,978
Electric personal care	54,255	53,776	203,743	196,747
Global Batteries & Appliances	494,803	491,601	1,635,004	1,626,243
Hardware & Home Improvement	306,905	285,216	852,214	575,876
Global Pet Supplies	152,158	156,440	440,691	456,639
Home and Garden	174,643	156,568	322,888	289,091
Total segments	$1,128,509	$1,089,825	$3,250,797	$2,947,849

	Three Months Ended		Nine Months Ended

	2014	2013	2014	2013
Segment profit
Global Batteries & Appliances	$49,117	$44,904	$190,559	$181,696
Hardware & Home Improvement	50,672	42,963	125,489	46,483
Global Pet Supplies	22,942	26,560	56,531	62,833
Home and Garden	48,372	43,117	70,221	59,648
Total segments	171,103	157,544	442,800	350,660
Corporate expense	15,468	20,493	43,967	44,698
Acquisition and integration related charges	2,671	7,747	14,455	40,558
Restructuring and related charges	3,692	13,245	15,993	27,736
Interest expense	47,344	61,516	151,724	185,652
Other expense, net	2,760	2,613	4,390	7,941
Income from continuing operations before income taxes	$99,168	$51,930	$212,271	$44,075

On February 8, 2013, the Venezuelan government announced the formal devaluation of its currency, the Bolivar fuerte, relative to the U.S. dollar. As Venezuela continues to be considered a highly inflationary economy, the functional currency of the Company's Venezuelan subsidiary is the U.S. dollar. Therefore, the Company remeasured the local statement of financial position of its Venezuela entity as of February 8, 2013 to reflect the impact of the devaluation to the official exchange rate from 4.3 to 6.3 Bolivar fuerte per U.S. dollar. The effect of the devaluation of the Bolivar fuerte was recorded in other expense, net

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

and resulted in a $1,953 reduction to the Company's pretax income during the three and nine month periods ended June 30, 2013.

Segment assets for the Company’s product-focused reporting segments and its Corporate function are as follows:

	June 29, 2014	September 30, 2013
Segment total assets	(Unaudited)
Global Batteries & Appliances	$2,327,575	$2,360,733
Hardware & Home Improvement	1,740,967	1,735,629
Global Pet Supplies	974,548	948,832
Home and Garden	590,875	500,559
Total segment assets	5,633,965	5,545,753
Corporate	64,619	73,291
Total assets at period end	$5,698,584	$5,619,044

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

The following table summarizes restructuring and related charges incurred by segment for the three and nine month periods ended June 29, 2014 and June 30, 2013:

	THREE MONTHS ENDED		NINE MONTHS ENDED

	2014	2013	2014	2013
Cost of goods sold:
Global Batteries & Appliances	$18	$93	$513	$907
Hardware & Home Improvement	319	644	2,570	1,772
Global Pet Supplies	217	276	245	2,019
Total restructuring and related charges in cost of goods sold	554	1,013	3,328	4,698
Operating expenses:
Global Batteries & Appliances	2,608	8,201	9,330	10,556
Hardware & Home Improvement	252	1,698	1,095	3,251
Global Pet Supplies	271	1,165	1,561	7,501
Home and Garden	—	151	—	518
Corporate	7	1,017	679	1,212
Total restructuring and related charges in operating expenses	3,138	12,232	12,665	23,038
Total restructuring and related charges	$3,692	$13,245	$15,993	$27,736

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

Global Expense Rationalization Initiatives Summary

During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs (the “Global Expense Rationalization Initiatives”). These initiatives consist of headcount reductions primarily in the Global Batteries & Appliances segment, the Global Pet Supplies segment, the Home and Garden segment and within Corporate. Costs associated with these initiatives, which are expected to be incurred through December 31, 2014, are currently projected to approximate $28,000.

The Company recorded $2,924 and $11,645 of pretax restructuring and related charges during the three and nine month periods ended June 29, 2014, respectively, and $7,876 of pretax restructuring and related charges during the three and nine month periods ended June 30, 2013,  related to the Global Expense Rationalization Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Expense Rationalization Initiatives and the activity during the nine month period ended June 29, 2014:

	Termination	Other
	Benefits	Costs	Total
Accrual balance at September 30, 2013	$7,320	$(35)	$7,285
Provisions	1,592	1,117	2,709
Cash expenditures	(5,911)	—	(5,911)
Non-cash items	309	4	313
Accrual balance at June 29, 2014	$3,310	$1,086	$4,396
Expensed as incurred (A)	$2,219	$6,717	$8,936

 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during the nine month period ended June 29, 2014, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Expense Rationalization Initiatives by operating segment:

	Global
	Batteries &	Global Pet
	Appliances	Supplies	Corporate	Total
Restructuring and related charges during the nine month period ended June 29, 2014	$9,855	$1,111	$679	$11,645
Restructuring and related charges since initiative inception	$19,925	$1,111	$1,926	$22,962
Total future restructuring and related charges expected	$3,902	$896	$127	$4,925

Global Cost Reduction Initiatives Summary

During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of these segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are currently projected to approximate $103,000.

The Company recorded $213 and $733 of pretax restructuring and related charges during the three and nine month periods ended June 29, 2014, respectively, and $2,981 and $14,627 of pretax restructuring and related charges during the three and nine month periods ended June 30, 2013, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and the activity during the nine month period ended June 29, 2014:

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

	Termination	Other
	Benefits	Costs	Total
Accrual balance at September 30, 2013	$4,927	$424	$5,351
Provisions	233	(108)	125
Cash expenditures	(3,052)	(599)	(3,651)
Non-cash items	11	5	16
Accrual balance at June 29, 2014	$2,119	$(278)	$1,841
Expensed as incurred (A)	$64	$544	$608

 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during the nine month period ended June 29, 2014, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global
	Batteries &	Global Pet	Home and
	Appliances	Supplies	Garden	Corporate	Total
Restructuring and related charges during the nine month period ended June 29, 2014	$38	$695	$—	$—	$733
Restructuring and related charges since initiative inception	$25,451	$48,844	$18,219	$7,591	$100,105
Total future restructuring and related charges expected	$450	$2,015	$—	$—	$2,465

The Company recorded $571 and $3,665 of restructuring and related charges during the three and nine month periods ended June 29, 2014, respectively, and $2,342 and $5,023 of restructuring and related charges during the three and nine month periods ended June 30, 2013,  respectively, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.

In connection with other restructuring efforts, the Company recorded $(17) and $(50) of pretax restructuring and related credits during the three and nine month periods ended June 29, 2014, respectively, and $46 and $210 of pretax restructuring and related charges during the three and nine month periods ended June 30, 2013, respectively.

13    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability which may result from resolution of these matters in excess of the amounts provided of approximately $4,675 will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

HHI Business

On December 17, 2012, the Company completed the cash acquisition of the HHI Business from Stanley Black & Decker. A portion of the HHI Business, consisting of the purchase of the TLM Business, closed on April 8, 2013.

Supplemental Pro Forma Information

The following reflects the Company's pro forma results had the results of the HHI Business been included for all periods presented.

	Three Months Ended		Nine Months Ended

	2014	2013	2014	2013
Net sales:
Reported Net sales	$1,128,509	$1,089,825	$3,250,797	$2,947,849
HHI Business adjustment (1)	—	—	—	191,777
Pro forma Net sales	$1,128,509	$1,089,825	$3,250,797	$3,139,626

Net income (loss):
Reported Net income (loss) (2) (3)	$78,614	$36,761	$168,430	$(10,853)
HHI Business adjustment (1)	—	—	—	4,942
Pro forma Net income (loss)	$78,614	$36,761	$168,430	$(5,911)

(1)

The results related to the HHI Business adjustment do not include the TLM Business as stand alone financial data is not available for the periods presented. The TLM Business is not deemed material to the operating results of the Company.

(2)

Included in Reported Net income (loss) for the three and nine month periods ended June 30, 2013, are adjustments of $3,359 and $49,291, respectively, to record the income tax benefit resulting from the reversal of U.S. valuation allowances on deferred tax assets as a result of the HHI Business acquisition. For information pertaining to the income tax benefit, see Note 10, “Income Taxes.”

(3)

Included in Reported Net income for the three and nine month periods ended June 29, 2014, is $3,327 and $11,176, respectively, of Acquisition and integration related charges as a result of the HHI Business acquisition. Included in Reported Net income (loss) for the three and nine month periods ended June 30, 2013, is $6,291 and $31,045, respectively, of Acquisition and integration related charges as a result of the HHI Business acquisition. For information pertaining to Acquisition and integration related charges, see Note 2, “Significant Accounting Policies - Acquisition and Integration Related Charges.”

Liquid Fence

On January 2, 2014, the Company completed the acquisition of Liquid Fence, a producer of animal repellents. The preliminary value of the consideration given in this acquisition net, of working capital adjustments, was $35,845 and is not significant individually.

The following table summarizes the consideration paid for Liquid Fence:

Cash paid to seller at close	$24,800
Promissory note due to seller	9,500
Contingent consideration	1,500
Preliminary working capital adjustment	45
Preliminary purchase price	$35,845

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

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

The preliminary fair values recorded for the assets acquired and liabilities assumed for Liquid Fence are as follows:

Cash	$46
Accounts receivable	1,152
Inventories	2,188
Property, plant and equipment, net	59
Intangible assets	26,900
Total assets acquired	$30,345
Total liabilities assumed	1,588
Total identifiable net assets less goodwill	28,757
Goodwill	7,088
Total identifiable net assets	$35,845

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

Preliminary Valuation Adjustments

The Company performed a preliminary valuation of the acquired trade names, proprietary technology assets, customer relationships and a contingent earn-out liability at January 2, 2014. A summary of the significant key inputs is as follows:

•

The Company valued the technology assets related to formulas and processes using the income approach, specifically the excess earnings method. Under this method, the asset value was determined by estimating the earnings attributable to the technology assets, adjusted for contributory asset charges. In estimating the fair value of the technology, Net sales and associated earnings were forecasted and adjusted for a technical obsolescence factor to isolate the forecasted sales and earnings attributable to the acquired technology assets. The forecasted technology earnings were discounted to present value to arrive at the concluded fair value. The Company anticipates using the technology asset over a useful life of 17 years which is generally determined by assessing the time period in which substantially all of the discounted cash flows are expected to be generated. The technology asset was valued at approximately $20,500 under this approach.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in thousands)

•

The Company valued an indefinite-lived trade name using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Liquid Fence, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trademarks and trade names. Trade name and trademarks were valued at $5,100 under this approach.

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

15    NEW ACCOUNTING PRONOUNCEMENTS

Revenue recognition

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures.  This ASU will become effective for the Company beginning in the first quarter of its fiscal year ending September 30, 2018.  The Company has not selected a method for adoption nor determined the potential effects on our consolidated financial statements.

Presentation of Unrecognized Tax Benefit

In July 2013, the Financial Accounting Standards Board issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically presented unrecognized tax benefits in its Consolidated Statements of Financial Position, and therefore, the Company does not expect this guidance to have a significant impact on its consolidated financial statements.

16    CONSOLIDATING FINANCIAL STATEMENTS

SB/RH with its domestic subsidiaries as guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture. See Note 6, "Debt," for further information on the 6.375% Notes and the 6.625% Notes issued under the 2020/22 Indenture.

The following consolidating financial statements illustrate the components of the consolidated financial statements of the Company.   Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company's and Guarantor Subsidiaries investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

June 29, 2014

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$2,283	$1,717	$79,399	$—	$83,399
Receivables:
Trade accounts receivables, net of allowances	47,396	218,277	257,955	—	523,628
Intercompany receivables	212,707	768,899	583,998	(1,562,388)	3,216
Other	2,436	18,548	59,995	—	80,979
Inventories	99,114	362,234	281,684	(8,209)	734,823
Deferred income taxes	(10,428)	32,917	14,925	1,719	39,133
Prepaid expenses and other	21,229	27,693	38,593	42	87,557
Total current assets	374,737	1,430,285	1,316,549	(1,568,836)	1,552,735
Property, plant and equipment, net	137,301	115,747	187,350	—	440,398
Long-term intercompany receivables	23,979	110,526	40,960	(175,465)	—
Deferred charges and other	7,518	2,371	18,875	—	28,764
Goodwill	67,722	1,023,631	393,083	—	1,484,436
Intangible assets, net	496,693	1,137,825	501,648	—	2,136,166
Debt issuance costs	50,552	—	5,533	—	56,085
Investments in subsidiaries	4,044,471	1,305,372	444	(5,350,287)	—
Total assets	$5,202,973	$5,125,757	$2,464,442	$(7,094,588)	$5,698,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$70,543	$6,820	$44,146	$—	$121,509
Accounts payable	61,343	169,819	188,389	—	419,551
Intercompany accounts payable	1,217,674	888,441	103,310	(2,209,425)	—
Accrued liabilities:
Wages and benefits	21,217	13,965	39,140	—	74,322
Income taxes payable	1,052	157	15,493	—	16,702
Accrued interest	20,041	—	1,512	—	21,553
Other	21,813	50,613	75,405	—	147,831
Total current liabilities	1,413,683	1,129,815	467,395	(2,209,425)	801,468
Long-term debt, net of current maturities	2,809,768	11,577	393,755	—	3,215,100
Long-term intercompany debt	17,688	(598,100)	108,797	471,615	—
Employee benefit obligations, net of current portion	11,644	—	73,215	—	84,859
Deferred income taxes	(128,991)	535,485	100,200	—	506,694
Other	10,288	2,509	15,708	—	28,505
Total liabilities	4,134,080	1,081,286	1,159,070	(1,737,810)	4,636,626
Shareholders’ equity:
Other equity	1,397,121	3,185,802	1,209,528	(4,402,265)	1,390,186
Accumulated (deficit) retained earnings	(343,555)	828,691	60,707	(889,398)	(343,555)
Accumulated other comprehensive (deficit) income	(33,997)	(24,464)	(19,305)	43,769	(33,997)
Total shareholders’ equity	1,019,569	3,990,029	1,250,930	(5,247,894)	1,012,634
Non-controlling interest	49,324	54,442	54,442	(108,884)	49,324
Total equity	1,068,893	4,044,471	1,305,372	(5,356,778)	1,061,958
Total liabilities and shareholders’ equity	$5,202,973	$5,125,757	$2,464,442	$(7,094,588)	$5,698,584

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

September 30, 2013

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$3,859	$5,402	$188,958	$—	$198,219
Receivables:
Trade accounts receivables, net of allowances	47,959	94,231	339,123	—	481,313
Intercompany receivables	183,277	687,923	(116,811)	(752,928)	1,461
Other	2,914	11,250	51,456	—	65,620
Inventories	80,333	159,767	400,119	(7,296)	632,923
Deferred income taxes	(13,939)	23,429	21,680	1,789	32,959
Prepaid expenses and other	20,373	4,662	33,996	3,750	62,781
Total current assets	324,776	986,664	918,521	(754,685)	1,475,276
Property, plant and equipment, net	116,738	47,487	248,326	—	412,551
Long term intercompany receivables	30,618	144,567	61,737	(236,922)	—
Deferred charges and other	6,386	1,647	18,017	—	26,050
Goodwill	67,722	440,478	968,472	—	1,476,672
Intangible assets, net	504,525	736,324	922,317	—	2,163,166
Debt issuance costs	63,699	—	1,630	—	65,329
Investments in subsidiaries	3,885,898	2,525,735	445	(6,412,078)	—
Total assets	$5,000,362	$4,882,902	$3,139,465	$(7,403,685)	$5,619,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$71,777	$2,050	$29,094	$—	$102,921
Accounts payable	84,305	132,838	308,376	—	525,519
Intercompany accounts payable	763,644	306,306	143,133	(1,213,083)	—
Accrued liabilities:
Wages and benefits	12,102	12,137	57,817	—	82,056
Income taxes payable	332	(33)	32,314	—	32,613
Accrued interest	35,984	—	747	—	36,731
Other	23,497	35,244	112,333	—	171,074
Total current liabilities	991,641	488,542	683,814	(1,213,083)	950,914
Long-term debt, net of current maturities	3,010,307	2,196	103,439	—	3,115,942
Long-term intercompany debt	18,038	268,361	(513,381)	226,982	—
Employee benefit obligations, net of current portion	21,351	—	75,261	—	96,612
Deferred income taxes	7,021	237,474	248,279	—	492,774
Other	12,130	431	16,318	—	28,879
Total liabilities	4,060,488	997,004	613,730	(986,101)	4,685,121
Shareholders’ equity:
Other equity	1,399,013	3,188,112	2,275,672	(5,469,673)	1,393,124
Accumulated (deficit) retained earnings	(469,886)	673,714	221,089	(894,803)	(469,886)
Accumulated other comprehensive (deficit) income	(38,459)	(29,612)	(24,710)	54,260	(38,521)
Total shareholders’ equity	890,668	3,832,214	2,472,051	(6,310,216)	884,717
Non-controlling interest	49,206	53,684	53,684	(107,368)	49,206
Total equity	939,874	3,885,898	2,525,735	(6,417,584)	933,923
Total liabilities and shareholders’ equity	$5,000,362	$4,882,902	$3,139,465	$(7,403,685)	$5,619,044

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended June 29, 2014

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$139,173	$609,072	$564,854	$(184,590)	$1,128,509
Cost of goods sold	99,280	394,879	401,199	(184,440)	710,918
Restructuring and related charges	—	319	235	—	554
Gross profit	39,893	213,874	163,420	(150)	417,037
Operating expenses:
Selling	17,912	71,390	82,697	(158)	171,841
General and administrative	10,573	45,259	22,170	(50)	77,952
Research and development	5,967	2,809	3,387	—	12,163
Acquisition and integration related charges	1,040	3,135	(1,504)	—	2,671
Restructuring and related charges	1,079	448	1,611	—	3,138
Total operating expense	36,571	123,041	108,361	(208)	267,765
Operating (loss) income	3,322	90,833	55,059	58	149,272
Interest expense	39,162	66	8,131	(15)	47,344
Other (income) expense, net	(62,401)	(35,717)	1,769	99,109	2,760
(Loss) income from continuing operations before income taxes	26,561	126,484	45,159	(99,036)	99,168
Income tax expense	(52,053)	64,138	8,291	178	20,554
Net (loss) income	78,614	62,346	36,868	(99,214)	78,614
Less: Net loss attributable to non-controlling interest	19	19	19	(38)	19
Net (loss) income attributable to controlling interest	$78,595	$62,327	$36,849	$(99,176)	$78,595

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Income

Three Month Period Ended June 29, 2014

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$78,614	$62,346	$36,868	$(99,214)	$78,614
Other comprehensive income (loss), net of tax:
Foreign currency translation	8,444	8,412	8,373	(16,785)	8,444
Unrealized gain on derivative instruments	(1,485)	(513)	(807)	1,320	(1,485)
Defined benefit pension plans	416	416	416	(832)	416
Other comprehensive (loss) income	7,375	8,315	7,982	(16,297)	7,375
Comprehensive (loss) income	85,989	70,661	44,850	(115,511)	85,989
Less: Comprehensive income attributable to non-controlling interest	27	11	11	(22)	27
Comprehensive (loss) income attributable to controlling interest	85,962	70,650	44,839	(115,489)	85,962

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended June 29, 2013

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$138,746	$344,883	$870,895	$(264,699)	$1,089,825
Cost of goods sold	103,974	226,763	638,178	(262,862)	706,053
Restructuring and related charges	—	275	738	—	1,013
Gross profit	34,772	117,845	231,979	(1,837)	382,759
Operating expenses:
Selling	17,018	37,834	110,585	(259)	165,178
General and administrative	16,446	20,108	33,503	—	70,057
Research and development	4,806	2,490	4,190	—	11,486
Acquisition and integration related charges	5,294	967	1,486	—	7,747
Restructuring and related charges	3,415	2,856	5,961	—	12,232
	46,979	64,255	155,725	(259)	266,700
Operating (loss) income	(12,207)	53,590	76,254	(1,578)	116,059
Interest expense	55,686	980	4,847	3	61,516
Other (income) expense, net	(87,536)	(54,320)	2,714	141,755	2,613
(Loss) income from continuing operations before income taxes	19,643	106,930	68,693	(143,336)	51,930
Income tax (benefit) expense	(17,118)	16,666	15,637	(16)	15,169
Net (loss) income	36,761	90,264	53,056	(143,320)	36,761
Less: Net income attributable to non-controlling interest	263	263	263	(526)	263
Net (loss) income attributable to controlling interest	$36,498	$90,001	$52,793	$(142,794)	$36,498

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Income

Three Month Period Ended June 30, 2013

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net (loss) income	$36,761	$90,264	$53,056	$(143,320)	$36,761
Other comprehensive income, net of tax:
Foreign currency translation	(7,830)	(7,834)	(8,113)	15,947	(7,830)
Unrealized loss on derivative instruments	1,780	1,926	1,926	(3,852)	1,780
Defined benefit pension gain (loss)	(52)	(52)	(52)	104	(52)
Other comprehensive income	(6,102)	(5,960)	(6,239)	12,199	(6,102)
Comprehensive (loss) income	30,659	84,304	46,817	(131,121)	30,659
Less: Comprehensive income attributable to non-controlling interest	263	263	263	(526)	263
Comprehensive (loss) income attributable to controlling interest	30,396	84,041	46,554	(130,595)	30,396

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Nine Month Period Ended June 29, 2014

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$455,040	$1,559,742	$1,827,275	$(591,260)	$3,250,797
Cost of goods sold	324,407	1,044,540	1,310,502	(589,848)	2,089,601
Restructuring and related charges	—	2,570	758	—	3,328
Gross profit	130,633	512,632	516,015	(1,412)	1,157,868
Operating expenses:
Selling	55,888	197,284	249,088	(501)	501,759
General and administrative	34,877	123,378	67,054	37	225,346
Research and development	16,117	9,236	9,904	1	35,258
Acquisition and integration related charges	7,327	7,120	7	1	14,455
Restructuring and related charges	6,921	2,740	3,004	—	12,665
	121,130	339,758	329,057	(462)	789,483
Operating (loss) income	9,503	172,874	186,958	(950)	368,385
Interest expense	130,995	261	20,464	4	151,724
Other (income) expense, net	(152,367)	(128,807)	2,475	283,089	4,390
(Loss) income from continuing operations before income taxes	30,875	301,420	164,019	(284,043)	212,271
Income tax (benefit) expense	(137,555)	147,966	33,359	71	43,841
Net (loss) income	168,430	153,454	130,660	(284,114)	168,430
Less: Net loss attributable to non-controlling interest	179	179	179	(358)	179
Net (loss) income attributable to controlling interest	$168,251	$153,275	$130,481	$(283,756)	$168,251

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Income

Nine Month Period Ended June 29, 2014

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net (loss) income	$168,430	$153,454	$130,660	$(284,114)	$168,430
Other comprehensive (loss) income, net of tax:
Foreign currency translation	5,594	5,604	6,009	(11,613)	5,594
Unrealized gain on derivative instruments	(1,595)	(901)	(797)	1,698	(1,595)
Defined benefit pension loss	525	525	525	(1,050)	525
Other comprehensive (loss) income	4,524	5,228	5,737	(10,965)	4,524
Comprehensive (loss) income	172,954	158,682	136,397	(295,079)	172,954
Less: Comprehensive loss attributable to non-controlling interest	415	97	97	(194)	415
Comprehensive (loss) income attributable to controlling interest	172,539	158,585	136,300	(294,885)	172,539

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Nine Month Period Ended June 30, 2013

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$466,600	$868,542	$2,256,031	$(643,324)	$2,947,849
Cost of goods sold	340,769	590,325	1,656,965	(638,727)	1,949,332
Restructuring and related charges	—	1,854	2,844	—	4,698
Gross profit	125,831	276,363	596,222	(4,597)	993,819
Operating expenses:
Selling	56,222	107,418	302,037	(716)	464,961
General and administrative	51,182	56,660	88,216	19	196,077
Research and development	13,330	7,424	10,763	—	31,517
Acquisition and integration related charges	32,099	3,631	4,828	—	40,558
Restructuring and related charges	3,877	9,195	9,966	—	23,038
	156,710	184,328	415,810	(697)	756,151
Operating income	(30,879)	92,035	180,412	(3,900)	237,668
Interest expense	168,808	3,132	13,705	7	185,652
Other (income) expense, net	(170,869)	(121,518)	7,531	292,797	7,941
(Loss) income from continuing operations before income taxes	(28,818)	210,421	159,176	(296,704)	44,075
Income tax expense	(17,965)	35,106	38,419	(632)	54,928
Net (loss) income	$(10,853)	$175,315	$120,757	$(296,072)	$(10,853)
Less: Net loss attributable to non-controlling interest	$8	$8	$8	$(16)	$8
Net (loss) income attributable to controlling interest	$(10,861)	$175,307	$120,749	$(296,056)	$(10,861)

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Income

Nine Month Period Ended June 30, 2013

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net (loss) income	$(10,853)	$175,315	$120,757	$(296,072)	$(10,853)
Other comprehensive income, net of tax:
Foreign currency translation	(25,385)	(25,457)	(25,817)	51,274	(25,385)
Unrealized gain (loss) on derivative instruments	2,858	4,209	4,209	(8,418)	2,858
Defined benefit pension gain	(348)	(347)	(347)	694	(348)
Other comprehensive income	(22,875)	(21,595)	(21,955)	43,550	(22,875)
Comprehensive (loss) income	(33,728)	153,720	98,802	(252,522)	(33,728)
Less: Comprehensive loss attributable to non-controlling interest	8	8	8	(16)	8
Comprehensive (loss) income attributable to controlling interest	(33,736)	153,712	98,794	(252,506)	(33,736)

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine Month Period Ended June 29, 2014

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$317,070	$(300,884)	$(61,410)	$(3,955)	$(49,179)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,053)	(18,588)	(15,297)	—	(50,938)
Acquisition of Liquid Fence	—	(25,254)	—	—	(25,254)
Proceeds from sales of property, plant and equipment	7	55	9,029	—	9,091
Other investing activities	—	(239)	—	—	(239)
Net cash used by investing activities	(17,046)	(44,026)	(6,268)	—	(67,340)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	214,877	—	308,781	—	523,658
Payment of senior credit facilities, excluding ABL revolving credit facility	(567,459)	—	—	—	(567,459)
Debt issuance costs	(497)	—	(4,922)	—	(5,419)
Other debt financing, net	—	—	13,897	—	13,897
Reduction of other debt	—	—	(4,415)	—	(4,415)
ABL revolving credit facility, net	110,000	—	—	—	110,000
Cash dividends paid to parent	(42,021)	—	—	—	(42,021)
Share based award tax withholding payments	(17,751)	(6,390)	(2,407)	—	(26,548)
Proceeds from (advances related to) intercompany transactions	1,251	347,615	(352,821)	3,955	—
Net cash provided (used) by financing activities	(301,600)	341,225	(41,887)	3,955	1,693
Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6
Net (decrease) increase in cash and cash equivalents	(1,576)	(3,685)	(109,559)	—	(114,820)
Cash and cash equivalents, beginning of period	3,859	5,402	188,958	—	198,219
Cash and cash equivalents, end of period	$2,283	$1,717	$79,399	$—	$83,399

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine Month Period Ended June 30, 2013

(Unaudited)

(Amounts in thousands)

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(230,744)	$41,163	672,999	(559,256)	$(75,838)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,857)	(5,958)	(24,421)	—	(45,236)
Acquisition of Shaser, net of cash acquired			(42,510)	—	(42,510)
Acquisition of the HHI Business, net of cash acquired		(1,351,008)		—	(1,351,008)
Proceeds from sales of property, plant and equipment		160		—	160
Other investing activities	73	(1,449)	75	—	(1,301)
Net cash used by investing activities	(14,784)	(1,358,255)	(66,856)	—	(1,439,895)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	700,000	—	92,000	—	792,000
Proceeds from issuance of 6.375% Notes	520,000	—	—	—	520,000
Proceeds from issuance of 6.625% Notes	570,000	—	—	—	570,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(406,904)	—	—	—	(406,904)
Debt issuance costs	(42,333)	—	(2,136)	—	(44,469)
Other debt financing, net	—	—	17,080	—	17,080
Reduction of other debt	—	—	(1,970)	—	(1,970)
ABL revolving credit facility, net	69,500	—	—	—	69,500
Capital contribution from parent	28,562	—	—	—	28,562
Cash dividends paid to parent	(61,842)	—	—	—	(61,842)
Share based award tax withholding payments	(20,141)	—	—	—	(20,141)
Advances related to intercompany transactions	(1,117,361)	1,306,522	(748,417)	559,256	—
Net cash provided (used) by financing activities	239,481	1,306,522	(643,443)	559,256	1,461,816
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(1,870)	—	(1,870)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,181)	—	(3,181)
Net (decrease) increase in cash and cash equivalents	(6,047)	(10,570)	(42,351)	—	(58,968)
Cash and cash equivalents, beginning of period	6,729	13,302	137,841	—	157,872
Cash and cash equivalents, end of period	$682	$2,732	$95,490	$—	$98,904

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

Business Overview

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. We also design, market and distribute a broad range of branded small household appliances and personal care products. We design, market, distribute and sell certain hardware, home improvement and plumbing products, and are a leading United States (“U.S.”) provider of residential locksets and builders' hardware and a leading provider of faucets. Our manufacturing and product development facilities are located in the U.S., Europe, Latin America and Asia. Substantially all of our rechargeable batteries, chargers and portable lighting products, shaving and grooming products, small household appliances and personal care products are manufactured by third-party suppliers, primarily located in Asia.

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

Our chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden, which consists of our home and garden and insect control business (“Home and Garden”); and (iv) Hardware & Home Improvement, which consists of our worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 12, “Segment Results” of Notes to Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q.

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

Results of Operations

Fiscal Quarter and Fiscal  Nine  Months Ended June 29, 2014 Compared to Fiscal Quarter and Fiscal Nine Months Ended June 30, 2013

In this Quarterly Report on Form 10-Q we refer to the three month period ended June 29, 2014 as the “Fiscal 2014 Quarter,” the nine month period ended June 29, 2014 as the “Fiscal 2014 Nine Months,” the three month period ended June 30, 2013 as the “Fiscal 2013 Quarter,” and the nine month period ended June 30, 2013 as the “Fiscal 2013 Nine  Months.”

Net Sales. Net sales for the Fiscal 2014 Quarter increased $39 million to $1,129 million from $1,090 million in the Fiscal 2013 Quarter, a 4% increase. The following table details the principal components of the change in net sales from the Fiscal 2013 Quarter to the Fiscal 2014 Quarter (in millions):

Net Sales
Fiscal 2013 Quarter Net Sales	$1,090
Increase in hardware and home improvement products	22
Increase in home and garden control products	18
Increase in consumer batteries	6
Increase in electric shaving and grooming products	2
Decrease in small appliances	(4)
Decrease in pet supplies	(6)
Foreign currency impact, net	1
Fiscal 2014 Quarter Net Sales	$1,129

Net sales for the Fiscal 2014 Nine Months increased $303 million to $3,251 million from $2,948 million in the Fiscal 2013 Nine Months, a 10% increase. The following table details the principal components of the change in net sales from the Fiscal 2013 Nine Months to the Fiscal 2014 Nine Months (in millions):

Net Sales
Fiscal 2013 Nine Months	$2,948
Increase in hardware and home improvement products	276
Increase in home and garden control products	34
Increase in consumer batteries	12
Increase in electric personal care products	7
Increase in electric shaving and grooming products	1
Decrease in small appliances	(5)
Decrease in pet supplies	(17)
Foreign currency impact, net	(5)
Fiscal 2014 Nine Months	$3,251

 Consolidated net sales by product line for the Fiscal 2014 Quarter, the Fiscal 2013 Quarter, the Fiscal 2014 Nine Months and the Fiscal 2013 Nine Months are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months

	2014	2013	2014	2013
Product line net sales
Consumer batteries	$213	$207	$689	$678
Hardware and home improvement products	307	285	852	576
Small appliances	164	169	533	543
Pet supplies	152	156	441	457
Home and garden control products	175	157	323	289
Electric personal care products	54	54	204	197
Electric shaving and grooming products	64	62	209	208
Total net sales to external customers	$1,129	$1,090	$3,251	$2,948

Global consumer battery sales increased $6 million, or 3%, during the Fiscal 2014 Quarter versus the Fiscal 2013 Quarter.  All geographic regions contributed to the growth in global consumer battery sales.   Excluding de minimis foreign exchange impacts, Latin American consumer battery sales increased $4 million, while North American and European sales each increased by $1 million. The Latin American sales increase was driven by lighting category growth in Brazil and distribution gains throughout Central America.  The North American and European increases were a result of retailer distribution gains and successful promotional activity.  Global consumer battery sales increased $11 million, or 2%, during the Fiscal 2014 Nine Months compared to the Fiscal 2013 Nine Months. Excluding the impact of negative foreign exchange of $1 million, global consumer battery sales increased $12 million. The constant currency increase in global consumer battery sales was attributable to the increases during the  Fiscal 2014 Quarter discussed above coupled with strong second quarter sales during the fiscal year ending September 30, 2014 (“Fiscal 2014”) in which global battery sales increased due to new customers, new products, geographic expansion and effective promotions.  These increases were partially offset by the non-recurrence in the first quarter of Fiscal 2014 of approximately $10 million of flashlight sales in North America related to storm activity in the first quarter of the fiscal year ended September 30, 2013 ("Fiscal 2013").

Hardware and home improvement sales increased $22 million, or 8%, during the Fiscal 2014 Quarter to $307 million, compared to $285 million in the Fiscal 2013 Quarter. The increase was attributable to the residential security category which accounted for $15 million of the increase due to strong retail positioning in North America coupled with a continued strong housing market in non-retail channels.  Also contributing to the sales growth were increases in plumbing and hardware products of $5 million and $2 million, respectively.  Hardware and home improvement sales were $852 million in the Fiscal 2014 Nine Months, versus $576 million in the Fiscal 2013 Nine Months. On a proforma basis, as if the acquisition of the residential hardware and home improvement business (the “HHI Business”) had occurred at the beginning of the Fiscal 2013 Nine Months, hardware and home improvement sales increased $84 million to $852 million in the Fiscal 2014 Nine Months, versus $768 million in the Fiscal 2013 Nine Months. This increase was attributable to growth in the Fiscal 2014 Quarter as discussed above along with sales increases in the first quarter of Fiscal 2014.  Fiscal 2014 first quarter sales growth was primarily attributable to the recovery of the U.S. housing market and international growth in hardware, which drove a $20 million increase in security product sales, a $7 million increase in hardware product sales and a $7 million increase in plumbing product sales.  Also contributing to the Fiscal 2014 Nine Months sales increase were sales related to the Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (the “TLM Business”) during the Fiscal 2014 Nine Months, as prior year results did not include the TLM Business until April 8, 2013.

Small appliance sales decreased $5 million, or 3%, during the Fiscal 2014 Quarter compared to the Fiscal 2013 Quarter.  Excluding de minimis foreign exchange impacts, the decrease in small appliances was attributable to decreases in North America and Latin America of $5 million and $2 million, respectively, partially offset with sales growth in Europe of $3 million.  The decrease in North America and Latin America was due to our exit of low-margin promotions during the Fiscal 2014 Quarter.  The increase in Europe was driven by promotions within existing retailers coupled with innovative new products.  Small appliance sales decreased $10 million, or 2%, during the Fiscal 2014 Nine Months versus the Fiscal 2013 Nine Months. Excluding the negative foreign exchange impact of $5 million, small appliances decreased $5 million.  Excluding foreign exchange impacts, North American sales declined $15 million, which was tempered by gains within Europe and Latin America. The North American sales declines and European sales gains are attributable to the factors discussed above for the Fiscal 2014 Quarter. The Latin American sales increase during the Fiscal 2014 Nine Months was due to new product launches in the first half of Fiscal 2014, which was partially offset by declines in the Fiscal 2014 Quarter.

Pet supply sales decreased $4 million, or 3%, during the Fiscal 2014 Quarter compared to the Fiscal 2013 Quarter, which included a positive foreign exchange impact of $1 million. Excluding foreign exchange, aquatic sales decreased $6 million which was tempered by an increase in companion animal sales of $1 million. The decline in aquatic sales was driven by lower kit and equipment sales in North America and lower aquatic food sales internationally coupled with a one-time negative impact from product registration issues in Russia. The $1 million increase in companion animal sales was attributable to increases in our grooming products and chicken jerky. Pet supply sales decreased $16 million, or 4%, during the Fiscal 2014 Nine Months versus the Fiscal 2013 Nine Months, which included a positive foreign currency exchange impact of $1 million.  Excluding foreign exchange impacts, aquatic sales and companion animal sales decreased $13 million and $4 million, respectively. The declines in sales are primarily due to the factors discussed above for the Fiscal 2014 Quarter coupled with retailer inventory reductions in the first quarter of Fiscal 2014, adverse weather in North America which negatively affected retail store traffic during the second quarter of Fiscal 2014 and the non-recurrence of companion animal promotions that took place during the first quarter of Fiscal 2013.

Home and garden control product sales increased $18 million, or 11%, during the Fiscal 2014 Quarter compared to the Fiscal 2013 Quarter, attributable to a $15 million increase in repellant product sales driven by market share gains and favorable weather.  Also contributing to the increase in repellant product sales was a $6 million increase due to the acquisition of The Liquid Fence Company, Inc. ("Liquid Fence").   Household insect control product sales increased $3 million due to distribution gains at key retailers.  Home and garden product sales increased $34 million, or 12%, in the Fiscal 2014 Nine Months versus the Fiscal 2013 Nine Months, driven by the factors discussed above for the Fiscal 2014 Quarter.

Electric personal care sales were flat during the Fiscal 2014 Quarter at $54 million compared to the Fiscal 2013 Quarter.  Excluding foreign exchange impacts, electronic personal care sales increased $1 million.  This increase was in Latin America and was attributable to volume expansion in Colombia and successful hair care accessories product launches throughout Central America. Electric personal care sales increased $7 million, or 4%, in the Fiscal 2014 Nine Months versus the Fiscal 2013 Nine Months.  Geographically, excluding foreign exchange impacts, sales increased $4 million in Latin America, $2 million in North America and $1 million in Europe.  Latin American sales gains were attributable to distribution gains in Brazil coupled with the factors discussed above for the Fiscal 2014 Quarter.  Increased North American sales were a result of distribution gains and successful promotions.  The increase in European sales was driven by innovative new products and promotions.

Electric shaving and grooming product sales increased $2 million, or 3%, during the Fiscal 2014 Quarter compared to the Fiscal 2013 Quarter.  Excluding foreign exchange impacts, North American and Latin American sales increased $2 million and $1 million, respectively, due to new distribution gains and promotional activity tempered by a slight decrease in European sales.  Electric shaving and grooming product sales, excluding exchange, increased $1 million during the Fiscal 2014 Nine Months compared to the Fiscal 2013 Nine Months.  This increase was attributable to sales increases within Europe and Latin America of $4 million and $2 million, respectively, offset by a $5 million decline in North American sales.  The gains in Latin America and Europe were attributable to expansion into new channels while the decrease in North America was due to the non-recurrence of promotions from the first quarter of Fiscal 2013 and customer inventory management.

Gross Profit. Gross profit and gross profit margin for the Fiscal 2014 Quarter was $417 million and 37.0% versus $383 million and 35.1% for the Fiscal 2013 Quarter. The increase in gross profit and improvement in gross profit margin was primarily attributable to an increase in sales, particularly the shift towards higher margin sales and continuing cost improvements. Gross profit margins improved in all four operating segments.

Gross profit for the Fiscal 2014 Nine Months was $1,158 million versus $994 million for the Fiscal 2013 Nine Months, driven by the acquisition of the HHI Business which accounted for an increase of $141 million in Gross profit in the Fiscal 2014 Nine Months. Our gross profit margin for the Fiscal 2014 Nine Months increased to 35.6% from 33.7% in the Fiscal 2013 Nine Months. The increase in gross profit margin was driven by the non-recurrence of a $31 million increase to cost of goods sold due to the sale of inventory during the Fiscal 2013 Nine Months that was revalued in connection with the acquisition of the HHI Business.

Operating Expenses. Operating expenses for the Fiscal 2014  Quarter totaled $268 million compared to $267 million for the Fiscal 2013 Quarter.  The slight increase in operating expenses during the Fiscal 2014 Quarter is attributable to increases within Selling and General and administrative expenses as a result of increased costs to facilitate the increase in Net sales coupled with timing of incentive compensation accruals.  These increases were partially offset by a $9 million decrease in Restructuring and related charges and a $5 million decrease within Acquisition and integration related charges.

Operating expenses for the Fiscal 2014 Nine Months totaled $789 million compared to $756 million for the Fiscal 2013 Nine Months. The $33 million increase in operating expenses during the Fiscal 2014 Nine Months  is primarily attributable to the acquisition of the HHI Business which accounted for an increase of $60 million in operating expenses, partially offset by a $26 million decrease in Acquisition and integration related charges.

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

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted Earnings Before Interest and Taxes ("EBIT") and to Adjusted EBITDA for each segment and for Consolidated SB/RH for the Fiscal 2014 Quarter, the Fiscal 2014 Nine Months, the Fiscal 2013 Quarter and the Fiscal 2013 Nine Months:

	Global			Hardware &	Corporate /
	Batteries &	Global Pet	Home and	Home	Unallocated	Consolidated
Fiscal 2014 Quarter	Appliances	Supplies	Garden	Improvement	Items(a)	SB/RH

	(in millions)
Net income (loss), as adjusted (a)	$44	$22	$48	$48	$(84)	$78
Income tax expense	—	—	—	—	20	20
Interest expense	—	—	—	—	47	47
Acquisition and integration related charges	1	—	1	1	—	3
Restructuring and related charges	3	1	—	—	—	4
Adjusted EBIT	$48	$23	$49	$49	$(17)	$152
Depreciation and amortization (c)	19	8	3	11	9	50
Adjusted EBITDA	$67	$31	$52	$60	$(8)	$202

	Global			Hardware &	Corporate /
	Batteries &	Global Pet	Home and	Home	Unallocated	Consolidated
Fiscal 2014 Nine Months	Appliances	Supplies	Garden	Improvement	Items(a)	SB/RH

	(in millions)
Net income (loss), as adjusted (a)	$173	$54	$69	$116	$(244)	$168
Income tax expense	—	—	—	—	44	44
Interest expense	—	—	—	—	152	152
Acquisition and integration related charges	6	—	1	4	3	14
Restructuring and related charges	10	2	—	4	—	16
Adjusted EBIT	$189	$56	$70	$124	$(45)	$394
Depreciation and amortization (c)	53	24	10	31	26	144
Adjusted EBITDA	$242	$80	$80	$155	$(19)	$538

	Global			Hardware &	Corporate /
	Batteries &	Global Pet	Home and	Home	Unallocated	Consolidated
Fiscal 2013 Quarter	Appliances	Supplies	Garden	Improvement	Items(a)	SB/RH

	(in millions)
Net income (loss), as adjusted (a)	$32	$24	$43	$40	$(103)	$36
Income tax expense	—	—	—	—	15	15
Interest expense	—	—	—	—	62	62
Acquisition and integration related charges	1	1	—	1	5	8
Restructuring and related charges	9	1	—	2	1	13
Adjusted EBIT	$42	$26	$43	$43	$(20)	$134
Depreciation and amortization (c)	17	7	3	10	18	55
Adjusted EBITDA	$59	$33	$46	$53	$(2)	$189

	Global			Hardware &	Corporate /
	Batteries &	Global Pet	Home and	Home	Unallocated	Consolidated
Fiscal 2013 Nine Months	Appliances	Supplies	Garden	Improvement	Items(a)	SB/RH

	(in millions)
Net income (loss), as adjusted (a)	$159	$51	$59	$37	$(317)	$(11)
Pre-acquisition earnings of HHI (b)	—	—	—	30	—	30
Income tax expense	—	—	—	—	55	55
Interest expense	—	—	—	—	185	185
Acquisition and integration related charges	4	2	—	4	30	40
Restructuring and related charges	12	9	—	5	1	27
HHI Business inventory fair value adjustment	—	—	—	31	—	31
Venezuela devaluation	2	—	—	—	—	2
Adjusted EBIT	$177	$62	$59	$107	$(46)	$359
Depreciation and amortization (c)	50	22	9	20	32	133
Adjusted EBITDA	$227	$84	$68	$127	$(14)	$492

(a)

It is the Company's policy to record Income tax expense and Interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)

The Pre-acquisition earnings of the HHI Business do not include the TLM Business as standalone financial data is not available for the periods presented. The TLM Business is not deemed material to the Company's operating results.

(c)	Included within depreciation and amortization is amortization of unearned restricted stock compensation.

Global Batteries & Appliances

	Fiscal Quarter		Fiscal Nine Months

	2014	2013	2014	2013

	(in millions)
Net sales to external customers	$495	$492	$1,635	$1,626
Segment profit	$49	$45	$191	$182
Segment profit as a % of net sales	9.9%	9.1%	11.7%	11.2%
Segment Adjusted EBITDA	$67	$59	$242	$227
Assets as of June 29, 2014 and September 30, 2013	$2,328	$2,361	$2,328	$2,361

Global Batteries & Appliances segment sales increased $3 million, or 1%, during the Fiscal 2014 Quarter versus the Fiscal 2013 Quarter.  The impact of foreign exchange was not significant to the Fiscal 2014 Quarter.  The growth in Global Batteries & Appliances segment sales was due to increase in global consumer battery sales and electric shaving and grooming product sales of $6 million and $2 million, respectively. This was partially offset by the decrease in small appliance sales of $5 million. All geographic regions contributed to the growth in global consumer battery sales. Excluding de minimis foreign exchange impacts, Latin American consumer battery sales increased $4 million, while North American and European sales each increased by $1 million. The Latin American sales increase was driven by lighting category growth in Brazil and distribution gains throughout Central America. The North American and European sales increases were a result of retailer distribution gains and successful promotional activity.  The increase in electric shaving and grooming product sales is primarily due to North American distribution gains and promotional activity. These increases were partially offset by a decrease of $5 million within small appliances during the Fiscal 2014 Quarter as a result of decreases in North America and Latin America of $5 million and $2 million, respectively, due to exit of low-margin promotions, partially offset with sales growth in Europe.

Global Batteries & Appliances segment sales increased $9 million, or 1%, during the Fiscal 2014 Nine Months versus the Fiscal 2013 Nine Months.    Excluding the negative foreign exchange impacts of $7 million, Global Batteries & Appliances segment sales increased $16 million, or 1%. The increase in Global Batteries & Appliance sales was driven by growth in global consumer battery, electric personal care and electric shaving and grooming sales of $12 million, $7 million, and $1 million, respectively. These gains were partially offset by a decline within small appliances of $4 million. The increase in global battery sales is attributable to the increases during the Fiscal 2014 Quarter discussed above coupled with strong second quarter sales during Fiscal 2014 in which global battery sales increased due to new customers, new products, geographic expansion and effective promotions.  These increases were partially offset by the non-recurrence in the first quarter of Fiscal 2014 of approximately $10 million of flashlight sales in North America related to storm activity in the first quarter of Fiscal 2013. The increase in electric personal care sales is due to gains in all geographic regions, most notably within Latin America, due to distribution gains in Brazil, volume expansion in Colombia and successful hair care accessories product launches throughout Central America.  The increase in electric shaving and grooming sales is due to gains in Europe and Latin America of $4 million and $2 million, respectively, which was partially offset by declines in North America of $5 million due to the non-recurrence of promotions from the first quarter of Fiscal 2013 and customer inventory management. The decline in small appliance sales of $5 million was attributable to decreases of $15 million in North America tempered by increases within Europe and Latin America of $8 million and $2 million, respectively.  The North American sales declines are attributable to the factors discussed above for the Fiscal 2014 Quarter.  The European and Latin American sales growth were due to promotions and new product launches.

Segment profit in the Fiscal 2014 Quarter increased to $49 million from $45 million in the Fiscal 2013 Quarter, driven by the previously discussed sales increase and operating cost savings from the Global Expense Rationalization Initiatives that were implemented in Fiscal 2013.  Segment profitability as a percentage of net sales increased to 9.9% in the Fiscal 2014 Quarter compared to 9.1% in the Fiscal 2013 Quarter as a result of the cost savings discussed above.

Segment profit in the Fiscal 2014 Nine Months increased to $191 million from $182 million in the Fiscal 2013 Nine Months, driven by increased sales and operating cost improvements tempered by unfavorable product mix and increased raw material and commodity costs. Segment profitability as a percentage of net sales increased to 11.7% in the Fiscal 2014 Nine Months versus 11.2% in the Fiscal 2013 Nine Months, due to the cost improvements discussed above.

Segment Adjusted EBITDA in the Fiscal 2014 Quarter increased to $67 million from $59 million in the Fiscal 2013 Quarter while segment Adjusted EBITDA in the Fiscal 2014 Nine Months increased to $242 million from $227 million in the Fiscal 2013 Nine Months. The increase in segment Adjusted EBITDA for both periods was driven by the factors that drove the increase in segment profit discussed above for each respective period.

Segment assets at June 29, 2014 decreased to $2,328 million from $2,361 million at September 30, 2013. The decrease is primarily due seasonal decreases in working capital. Goodwill and intangible assets, which are a direct result of the revaluation impacts of fresh-start reporting which occurred during the year ended September 30, 2009 ("Fiscal 2009") and acquisitions, decreased to $1,303 million at June 29, 2014 from $1,322 million at September 30, 2013, due to intangible asset amortization.

Global Pet Supplies

	Fiscal Quarter		Fiscal Nine Months

	2014	2013	2014	2013

	(in millions)
Net sales to external customers	$152	$156	$441	$457
Segment profit	$23	$27	$57	$63
Segment profit as a % of net sales	15.1%	17.0%	12.8%	13.8%
Segment Adjusted EBITDA	$31	$33	$80	$84
Assets as of June 29, 2014 and September 30, 2013	$975	$949	$975	$949

Global Pet Supplies segment net sales to external customers in the Fiscal 2014 Quarter decreased $4 million to $152 million compared to $156 million in the Fiscal 2013 Quarter. Excluding the positive $1 million impact of foreign currency exchange, segment sales decreased $5 million. This decrease is a result of decreased aquatic sales of $6 million which was tempered by an increase in companion animal sales of $1 million. The decline in aquatic sales was driven by lower kit and equipment sales in North America and lower aquatic food sales internationally.  The $1 million increase in companion animal sales was attributable to our grooming products and chicken jerky.

Segment net sales to external customers in the Fiscal 2014 Nine Months decreased $16 million to $441 million compared to $457 million in the Fiscal 2013 Nine Months.  Excluding the positive $1 million impact of foreign currency exchange, segment sales decreased $17 million.  The sales decline was due to $13 million and $4 million in aquatics and companion animal sales, respectively. The decreased sales discussed above for the Fiscal 2014 Quarter were due to retailer inventory reductions in the first quarter of Fiscal 2014, the non-recurrence of companion animal promotions during the first quarter of Fiscal 2013, coupled with adverse weather in North America, which negatively affected retail store traffic during the second quarter of Fiscal 2014.

Segment profit decreased to $23 million in the Fiscal 2014 Quarter compared to $27 million in the Fiscal 2013 Quarter and segment profitability as a percentage of sales in the Fiscal 2014 Quarter decreased to 15.1% from 17.0% in Fiscal 2013 Quarter. The decrease in segment profit was driven by decreased sales; whereas the decline in segment profitability as a percent of sales was due to unfavorable product mix in our international business. These negative impacts were partially offset by continued cost savings from the Global Expense Initiatives that were implemented in Fiscal 2013.

Segment profit decreased $6 million to $57 million in the Fiscal 2014 Nine Months compared to $63 million in the Fiscal 2013 Nine Months. Segment profitability as a percentage of sales in the Fiscal 2014 Nine Months decreased to 12.8%, compared to 13.8% in the same period last year. The decreases in segment profit and segment profitability were due to the factors discussed above for the Fiscal 2014 Quarter.

Segment Adjusted EBITDA in the Fiscal 2014 Quarter decreased $2 million to $31 million from $33 million in the Fiscal 2013 Quarter. Segment Adjusted EBITDA in the Fiscal 2014 Nine Months decreased $4 million to $80 million from $84 million in the Fiscal 2013 Nine Months. The change in Adjusted EBITDA for both the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months was driven by decreased sales and unfavorable product mix in our international business.

Segment assets at June 29, 2014 increased to $975 million from $949 million at September 30, 2013. Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased to $686 million at June 29, 2014 from $701 million at September 30, 2013, due to intangible asset amortization.

Home and Garden

	Fiscal Quarter		Fiscal Nine Months

	2014	2013	2014	2013

	(in millions)
Net sales to external customers	$175	$157	$323	$289
Segment profit	$48	$43	$70	$60
Segment profit as a % of net sales	27.7%	27.5%	21.7%	20.6%
Segment Adjusted EBITDA	$52	$46	$80	$68
Assets as of June 29, 2014 and September 30, 2013	$591	$501	$591	$501

Segment net sales to external customers increased $18 million, or 11%, during the Fiscal 2014 Quarter to $175 million, compared to $157 million in the Fiscal 2013 Quarter, attributable to a $15 million increase in repellant product sales driven by market share gains and favorable weather. Also contributing to the increase in repellant product sales was a $6 million increase due to the Liquid Fence acquisition.  Household insect control product sales increased $3 million due to distribution gains at key retailers.

Segment net sales to external customers increased $34 million, or 12%, to $323 million during the Fiscal 2014 Nine Months, versus $289 million in the Fiscal 2013 Nine Months driven by the factors discussed above for the Fiscal 2014 Quarter.

Segment profitability in the Fiscal 2014 Quarter increased $5 million to $48 million from $43 million in the Fiscal 2013 Quarter, driven by the increase in sales for the Fiscal 2014 Quarter and the acquisition of Liquid Fence. Segment profitability as a percentage of sales in the Fiscal 2014 Quarter slightly increased to 27.7% from 27.5% last year.

Segment profitability in the Fiscal 2014 Nine Months increased $10 million to $70 million from $60 million in the Fiscal 2013 Nine Months, driven by increased sales in the Fiscal 2014 Nine Months as discussed above and improved product mix, coupled with continued strong operating expense management. Segment profitability as a percentage of sales in the Fiscal 2014 Nine Months improved to 21.7% from 20.6% in the Fiscal 2013 Nine Months.

Segment Adjusted EBITDA in the Fiscal 2014 Quarter increased $6 million to $52 million from $46 million in the Fiscal 2013 Quarter, driven by the factors discussed above for the increase in segment profit.

Segment Adjusted EBITDA  increased $12 million to $80 million in the Fiscal 2014 Nine Months compared to segment Adjusted EBITDA of $68 million in the Fiscal 2013 Nine Months, due to the factors discussed above for the improvement in segment profit.

Segment assets at June 29, 2014 increased to $591 million from $501 million at September 30, 2013. The increase in segment assets was driven by normal seasonal increases in inventory and accounts receivable in conjunction with the start of our major selling season, coupled with the acquisition of Liquid Fence. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, increased to $451 million at June 29, 2014 from $426 million at September 30, 2013, driven by the acquisition of Liquid Fence.

See Note 14, "Acquisitions" to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the Liquid Fence acquisition.

Hardware & Home Improvement

	Fiscal Quarter		Fiscal Nine Months

	2014	2013	2014	2013

	(in millions)
Net sales to external customers	$307	$285	$852	$576
Segment profit	$51	$43	$125	$46
Segment profit as a % of net sales	16.5%	15.1%	14.7%	8.1%
Segment Adjusted EBITDA	$60	$53	$155	$127
Assets as of June 29, 2014 and September 30, 2013	$1,741	$1,736	$1,741	$1,736

Results of the HHI Business, reported in the Hardware & Home Improvement segment, relate to operations subsequent to the acquisition date of December 17, 2012. A portion of the HHI Business, consisting of the TLM Business, is included in the results of the Hardware and Home Improvement segment subsequent to its acquisition on April 8, 2013.

Segment net sales to external customers were $307 million during the Fiscal 2014 Quarter versus $285 million in the Fiscal 2013 Quarter. The $22 million increase in Hardware & Home Improvement segment sales was primarily attributable to the residential security category which accounted for $15 million of the increase due a to strong retail position in North America coupled with a continued strong housing market in non-retail channels. Also contributing to the sales growth were increases in plumbing and hardware products of $5 million and $2 million, respectively.

Segment net sales to external customers were $852 million in the Fiscal 2014 Nine Months, versus $576 million in the Fiscal 2013 Nine Months. On a proforma basis, calculated as if the HHI Business acquisition had occurred at the beginning of the Fiscal 2013 Nine Months, hardware and home improvement sales increased $84 million to $852 million in the Fiscal 2014 Nine Months, versus $768 million in the Fiscal 2013 Nine Months. This increase was attributable to growth in the Fiscal 2014 Quarter, as discussed above, along with sales increases in the first quarter of Fiscal 2014. Fiscal 2014 first quarter sales growth was primarily attributable to the recovery of the U.S. housing market and international growth in hardware. Also contributing to the Fiscal 2014 Nine Months sales growth was increased sales related to the TLM Business, as prior year results only include the TLM Business subsequent to April 8, 2013.

Segment profit in the Fiscal 2014 Quarter was $51 million versus $43 million in the Fiscal 2013 Quarter. Segment profitability as a percentage of sales improved to 16.5% in the Fiscal 2014 Quarter, versus 15.1% in the Fiscal 2013 Quarter. The increase in segment profit and segment profitability as a percentage of sales was driven by the increase in sales and favorable product mix.

Segment profit in the Fiscal 2014 Nine Months was $125 million compared to $46 million in the Fiscal 2013 Nine Months. Segment profitability as a percentage of sales was 14.7% in the Fiscal 2014 Nine Months and 8.1% in the Fiscal 2013 Nine Months. The increase in segment profit was primarily driven by the inclusion of the HHI Business for the entire period in the Fiscal 2014 Nine Months.  Furthermore, the increase in segment profit and segment profitability as a percentage of sales was driven by the increase in sales and improved manufacturing productivity, coupled with the non-recurrence of a $31 million increase to cost of goods sold in the Fiscal 2013 Nine Months due to the sale of inventory which was revalued in connection with the acquisition.

Segment Adjusted EBITDA was $60 million in the Fiscal 2014 Quarter versus $53 million in the Fiscal 2013 Quarter. Segment Adjusted EBITDA was $155 million in the Fiscal 2014 Nine Months versus $127 million in the Fiscal 2013 Nine Months. The increases in Segment Adjusted EBITDA were driven by the increased sales, cost improvements and the other factors discussed above.

Segment assets at June 29, 2014 and September 30, 2013 were $1,741 million and $1,736 million, respectively. The increase in segment assets was driven by increases in inventory and accounts receivable due to increased sales during the Fiscal 2014 Nine Months. Goodwill and intangible assets decreased to $1,179 million at June 29, 2014 from $1,192 million at September 30, 2013, driven by intangible asset amortization and foreign currency translation.

See Note 14, "Acquisitions" to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the HHI Business acquisition.

Corporate Expense. Our corporate expense was $15 million in the Fiscal 2014 Quarter compared to $20 million in the Fiscal 2013 Quarter primarily attributable to savings from the Global Expense Rationalization Initiatives that were implemented in Fiscal 2013 coupled with lower stock compensation expense. Corporate expense as a percentage of consolidated net sales for the Fiscal 2014 Quarter decreased to 1.4% versus 1.7% for the Fiscal 2013 Quarter.

Our corporate expense was $44 million in the Fiscal 2014 Nine Months compared to $45 million in the Fiscal 2013 Nine Months., a slight decrease of $1 million.  Corporate expense as a percentage of consolidated net sales for the Fiscal 2014 Nine Months decreased to 1.4% verses 1.5% for the Fiscal 2013 Nine Months due to the increase in sales.

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

Interest Expense. Interest expense in the Fiscal 2014 Quarter was $47 million compared to $62 million in the Fiscal 2013 Quarter. The $15 million decrease in interest expense in the Fiscal 2014 Quarter is primarily related to savings from the refinancing of our 9.5% Notes.

Interest expense in the Fiscal 2014 Nine Months was $152 million compared to $186 million in the Fiscal 2013 Nine Months. The $34 million decrease in interest expense in the Fiscal 2014 Nine Months is primarily related to savings from the refinancing of our 9.5% Notes of $42 million.  See Note 7, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate for both the Fiscal 2014 Quarter and Fiscal 2014 Nine Months was 21%. Our effective tax rates for the Fiscal 2013 Quarter and Fiscal 2013 Nine Months were 29% and 125%, respectively. For both the Fiscal 2014 Quarter and Fiscal 2014 Nine Months, our effective tax rate differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35%.  Additionally, for the Fiscal 2014 Nine Months our effective tax rate differs from the U.S. federal statutory rate due to a tax benefit recognized as a result of a Mexican tax law change. For both the Fiscal 2013 Quarter and Fiscal 2013 Nine Months, our effective tax rate differs from the U.S. statutory rate due to (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on our net operating loss carryforward tax benefits and (ii) other deferred tax assets and deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes.  Additionally, for the Fiscal 2013 Nine Months, our effective tax rate is higher than the U.S. statutory rate due to the reversal of U.S. valuation allowances of $49 million as a result of the HHI Business acquisition, coupled with the fact that the pretax consolidated income was close to break even, resulting in a higher effective tax rate.

For the Fiscal 2014 Nine Months, we generated domestic pretax profits and expect to generate pretax domestic profits during the remainder of Fiscal 2014. Should we continue to generate domestic pretax profits for Fiscal 2014 and in subsequent periods, there is a reasonable possibility that some or most of the domestic valuation allowance of $309 million could be released at some future date, which could result in a material tax benefit.

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

During the Fiscal 2014 Nine Months, we recorded a one-time reduction of $179 million to our U.S. net operating loss carryforwards from actual and deemed repatriation of foreign earnings resulting from internal restructuring and external debt refinancing activities. We have a full valuation allowance on our U.S. net operating loss carryforwards; therefore, there was no material impact on our quarterly or projected annual income tax expense.

As of June 29, 2014, certain of our legal entities in various jurisdictions are undergoing income tax audits. We cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2014 Nine Months, cash used by operating activities totaled $49 million compared to cash used of $76 million during the Fiscal 2013 Nine Months. The $27 million decrease in cash used by operating activities was primarily due to:

•	Cash generated by higher Adjusted EBITDA of $78 million, excluding pre-acquisition earnings of the HHI Business;

•	Lower cash payments for interest of $35 million; and

•	Lower cash payments for acquisition and integration and restructuring related costs of $18 million.

•

These items were partially offset by cash used for working capital and other items of $80 million driven by a decrease in accounts payable and increase in inventory, partially offset by decreases in accounts receivable and other working capital accounts; and

•	Higher cash payments for income taxes of $24 million.

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

We are not treating current and certain earnings from prior years as permanently reinvested, except for jurisdictions where repatriation is either precluded or restricted by law. At June 29, 2014, there are no significant foreign cash balances available for repatriation. During Fiscal 2014, we expect to generate between $75 million and $100 million of foreign cash that we anticipate will be repatriated for general corporate purposes.

See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness.

Investing Activities

Net cash used by investing activities was $67 million for the Fiscal 2014 Nine Months compared to $1,446 million for the Fiscal 2013 Nine Months. The $1,379 million decrease in cash used by investing activities in the Fiscal 2014 Nine Months is driven by a decrease in cash used for acquisitions of $1,375 million, which related to the $1,351 million purchase, net of cash acquired, of the HHI Business, and the $49 million cash paid, net of cash acquired, for Shaser in the Fiscal 2013 Nine Months, partially offset by the $25 million cash paid for the acquisition of Liquid Fence in the Fiscal 2014 Nine Months.  The remaining $4 million change in net cash used by investing activities includes incremental cash proceeds of $9 million from sales of property, plant and equipment and a $5 million increase in cash used for capital expenditures.

Financing Activities

Debt Financing

At June 29, 2014 we had the following debt instruments outstanding: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $818 million principal due September 4, 2017 (“Tranche A”), $512 million principal due September 4, 2019 (“Tranche C”), $59 million Canadian dollar denominated principal due December 17, 2019 ("CAD Term Loan") and $305 million Euro denominated principal due September 4, 2019 ("Euro Term Loan") (together, the “Term Loan”); (ii) $300 million 6.75% unsecured notes (the “6.75% Notes”); (iii) $520 million 6.375% unsecured notes (the “6.375% Notes”); (iv) $570 million 6.625% unsecured notes (the “6.625% Notes”); and (v) a $400 million asset based lending revolving credit facility (the “ABL Facility”).

At June 29, 2014, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Facility (the "ABL Credit Agreement").

From time to time we may repurchase our existing indebtedness, including outstanding securities of SB/RH Holdings, LLC or its subsidiaries, in the open market or otherwise.

See Note 6, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Financing Cash Flows

The Fiscal 2014 Nine Months net cash provided by financing activities of $2 million consisted of the following:  (i) proceeds related to the issuance $524 million of Term Debt; (ii) a use of $567 million to repay debt under the Senior Credit Facilities; (iii) borrowings of $110 million on our ABL Facility; (iv) a use to pay share-based tax withholdings of employees for vested stock awards of $27 million; (v) a use to pay $42 million of dividends to SB Holdings; (vi) a use to pay $5 million of debt issuance costs; (vii) a use of $5 million for treasury stock purchases; and (viii) $14 million of proceeds from other financing activities.  The primary use of the proceeds was to fund working capital needs as discussed within “Liquidity and Capital Resources - Operating Activities.”

The Fiscal 2013 Nine Months net cash provided by financing activities of $1,462 million consisted of the following:   (i) proceeds related to the issuance $792 of Term Debt; (ii) proceeds related to issuance of $570 million of 6.625% Notes and $520 million of 6.375% Notes; (iii) a use of $407 million to repay debt under the Senior Credit Facilities; (iv) a use to pay $44 million of debt issuance costs; (v) borrowings of $70 million on our ABL Facility; (vi) a use to pay share-based tax withholdings of employees for vested stock awards of $20 million; (vii) a use to pay $62 million of dividends to SB Holdings; and (viii) $15 million proceeds from other financing activities.

Interest Payments and Fees

In addition to principal payments on our debt obligations mentioned above, we have annual interest payment obligations of approximately $151 million in the aggregate. This includes interest under our 6.375% Notes of approximately $33 million, interest under our 6.625% Notes of approximately $38 million, interest under our 6.75% Notes of approximately $20 million and interest under our Term Loan and ABL Facility of approximately $58 million and $2 million, respectively. Interest on our debt is payable in cash. Interest on the 6.375% Notes, the 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

Equity Financing Activities

During the Fiscal 2014 Nine Months, we granted 415 thousand shares of restricted stock to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases where the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $29 million, which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

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

At June 29, 2014, the potential change in fair value of our outstanding interest rate derivative instruments assuming a 1 percent unfavorable shift in interest rates would be a loss of $3 million.  The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on our variable rate Term Loan, would be a net loss of $3 million.

At June 29, 2014, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $42 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying foreign currency-denominated exposures, would be a net gain of $15 million.

At June 29, 2014, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $2 million.

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

Item 1A.   Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on November 27, 2013 (our “Form 10-K”), our Quarterly Report on Form 10-Q filed with the SEC on February 5, 2014 (our "Q1 Form 10-Q") and our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014 (our “Q2 Form 10-Q”). Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K and Part II, Item 1A of our Q1 Form 10-Q or our Q2 Form 10-Q.

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2014
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

Exhibit 10.3

Retention Agreement dated April 29, 2014 between Spectrum Brands, Inc. and Anthony L. Genito (incorporated by reference to Exhibit 10.1 to Spectrum Brands Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 5, 2014).

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