Form 10-K
period 2014-09-30
SB/RH Holdings, LLC
filed 2014-11-21
CIK 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file No. 333-192634-03

SB/RH HOLDINGS, LLC

(Exact name of registrant as specified in its charter)

Delaware	27-2812840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3001 Deming Way, Middleton, Wisconsin	53562
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (608) 275-3340

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ◻

DOCUMENTS INCORPORATED BY REFERENCE

SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K as allowed under General Instruction I (2)(c).

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

We have made or implied certain forward-looking statements in this Annual Report on Form 10-K.  All statements, other than statements of historical facts included in this Annual Report, including the statements under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this Annual Report, the words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “project,” “could,” “will,” “should,” “may” and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of our indebtedness on our business, financial condition and results of operations;
•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;
•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;
•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;
•	our inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;
•	the unanticipated loss of key members of senior management;
•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;
•	interest rate and exchange rate fluctuations;
•	the loss of, or a significant reduction in, sales to any significant retail customer(s);
•	competitive promotional activity or spending by competitors or price reductions by competitors;
•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;
•

the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	changes in consumer spending preferences and demand for our products;
•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;
•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;
•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);
•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;
•	the impact of pending or threatened litigation;
•	changes in accounting policies applicable to our business;
•	government regulations;
•	the seasonal nature of sales of certain of our products;
•	the effects of climate change and unusual weather activity; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2014 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States (“U.S.”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

General

SB/RH Holdings, LLC, a Delaware corporation (“Spectrum Brands” or the “Company”), is a diversified global branded consumer products company. SB/RH Holdings, LLC is a wholly owned subsidiary of Spectrum Brands Holdings, Inc. ("SB Holdings"). SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”

Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to Spectrum Brands and its subsidiaries.

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. We also design, market and distribute a broad range of branded small household appliances and personal care products.  We also design, manufacture, market, distribute and sell certain hardware, home improvement and plumbing products, and are a leading U.S. provider of residential locksets and builders' hardware and a leading provider of faucets.  Our manufacturing and product development facilities are located in the U.S., Europe, Latin America and Asia. Substantially all of our rechargeable batteries, chargers and portable lighting products, shaving and grooming products, small household appliances and personal care products are manufactured by third-party suppliers, primarily located in Asia.

We sell our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister brands.  We also have patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect.

Our diversified global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, pet supplies, electric shaving and grooming, electric personal care, home and garden controls, and hardware and home improvement. Our chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden Business, which consists of our home and garden and insect control business (the “Home and Garden Business”); and (iv) Hardware & Home Improvement, which consists of residential locksets and builders hardware and plumbing products (“Hardware & Home Improvement”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 11, “Segment Information” of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for further information on our operating segments.

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

Our Products

We compete in seven major product categories: consumer batteries, small appliances, pet supplies, electric shaving and grooming, electric personal care, home and garden controls, and hardware and home improvement. Our broad line of products includes:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers, hearing aid batteries, other specialty batteries and portable lighting products;
•	small appliances, including small kitchen appliances and home product appliances;
•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;
•	electric shaving and grooming devices;
•	electric personal care and styling devices;
•	home and garden control products, including household insect controls, insect repellents and herbicides; and
•	hardware and home improvement products, including residential locksets, builders hardware and plumbing products.

Net sales of each product category sold, as a percentage of net sales of our consolidated operations, is set forth below.

	Percentage of Total Company
	Net Sales for the Fiscal Year Ended
	September 30,
	2014	2013	2012
Hardware and home improvement products	26%	21%	—%
Consumer batteries	22%	23%	29%
Small appliances	16%	18%	24%
Pet supplies	14%	15%	19%
Home and garden control products	10%	10%	12%
Electric shaving and grooming products	6%	7%	8%
Electric personal care products	6%	6%	8%
	100%	100%	100%

Hardware and Home Improvement Products

In the hardware and home improvement product category we market and sell a broad range of residential locksets and door hardware, including knobs, levers, deadbolts, handlesets and electronics. We offer our security hardware under three main brands, Kwikset, Weiser and Baldwin. On a global basis we are one of the largest producers of tubular residential locksets. Kwikset includes opening to mid-price point residential door hardware sold primarily in the U.S. retail and wholesale channels. Products are offered under the three brands Safe Lock, Kwikset and Kwikset Signature Series. Weiser offers opening to mid-price point residential door hardware sold primarily in the Canadian retail and wholesale channels. Baldwin offers high price point luxury hardware sold globally through the showroom and lumber yard channels.

As a demonstration of our design and engineering team’s ability to innovate, our patented SmartKey technology enables consumers to easily rekey their locks without hiring a locksmith. SmartKey continues to win market share across all channels of distribution and provides opportunities for further growth. Market share gains stemming from our SmartKey products further augment our overall market share in the residential lockset space. Also in security, we are capitalizing on the emerging trend in home automation and have developed further innovation in electronics where we utilize open-platform electronics to build scalable partnerships with technology and access control industry leaders.

We also offer other hardware products that include hinges, security hardware, screen and storm door products, garage door hardware, window hardware and floor protection under the Stanley and National Hardware brand names throughout the U.S. and Canada. Although the product line is largely harmonized between the brands, the dual branding approach has been utilized to protect legacy business with key customers and avoid channel conflict.

Furthermore, we provide kitchen, bath and shower faucets as well as other plumbing products through our Pfister brand. Pfister is recognized for bringing showroom styles to the mass market at affordable prices and offers a lifetime warranty on all of its products. We have combined robust customer collaboration with consumer driven research to drive innovative products that are well-received by the market. With its affordable, quick-to-market and custom designed solutions, Pfister has an established capability to effectively service hospitality and international markets. Pfister seeks to differentiate itself from competition through its breadth of styles and finishes designed to meet consumer, plumber and builder needs.

Consumer Batteries

We market and sell a full line of alkaline batteries (AA, AAA, C, D and 9-volt sizes) to both retail and industrial customers. Our alkaline batteries are marketed and sold primarily under the Rayovac and VARTA brands. We also manufacture alkaline batteries for third parties who sell the batteries under their own private labels. Our zinc carbon batteries are also marketed and sold primarily under the Rayovac and VARTA brands and are designed for low and medium drain battery powered devices.

We believe that we are currently the largest worldwide marketer and distributor of hearing aid batteries. We sell our hearing aid batteries through retail trade channels and directly to professional audiologists under several brand names and private labels, including Beltone, Miracle Ear and Starkey.

We also sell Nickel Metal Hydride (NiMH) rechargeable batteries and a variety of battery chargers under the Rayovac and VARTA brands.

Our other specialty battery products include camera batteries, lithium batteries, silver oxide batteries, keyless entry batteries and coin cells for use in watches, cameras, calculators, communications equipment, medical instruments and on the go charges.

We also offer a broad line of battery-powered, portable lighting products, including flashlights and lanterns for both retail and industrial markets. We sell our portable lighting products under the Rayovac and VARTA brand names, under other proprietary brand names and pursuant to licensing arrangements with third parties.

Small Appliances

We market and sell a broad range of products in the branded small household appliances category under the George Foreman, Black & Decker, Russell Hobbs, Farberware, Juiceman, Breadman and Toastmaster brands, including grills, bread makers, sandwich makers, kettles, toaster ovens, toasters, blenders, juicers, can openers, coffee grinders, coffeemakers, electric knives, deep fryers, food choppers, food processors, hand mixers, rice cookers and steamers. We also market small home product appliances, including hand-held irons, vacuum cleaners, air purifiers, clothes shavers and heaters, primarily under the Black & Decker and Russell Hobbs brands.

Pet Supplies

In the pet supplies product category we market and sell a variety of leading branded pet supplies for fish, dogs, cats, birds and other small domestic animals. We have a broad line of consumer and commercial aquatics products, including integrated aquarium kits, stand-alone tanks and stands, filtration systems, heaters, pumps, and other equipment, fish food and water treatment products. Our largest aquatics brands are Tetra, Marineland, Whisper, Jungle and Instant Ocean. We also sell a variety of specialty pet products, including dog and cat treats, small animal food and treats, clean up and training aid products, health and grooming aids, bedding products, and consumable accessories including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles. Our largest specialty pet brands include FURminator, 8-in-1, Dingo, Nature’s Miracle, Wild Harvest and Littermaid.

Home and Garden Control Products

In the home, lawn and garden products category, we currently sell and market a variety of leading insect and weed control products, including household insecticides, insect repellents, and lawn insect and weed control solutions. We offer a broad array of household pest control solutions such as spider and scorpion killers; roach and ant killers; flying insect killers; insect foggers; wasp and hornet killers; bedbug, flea and tick control products; and roach and ant baits. We also offer powerful rodent traps and rodenticides with discreet designs that are easy to refill and reuse. Our largest brands in the household insect control and rodenticide category are Hot Shot and Black Flag.

This business segment also manufactures and markets a complete line of insect repellent products that provide protection from various outdoor nuisance pests, especially mosquitoes. These products include both personal repellents available in a variety of formulas (such as aerosols, lotions, pump sprays and wipes) to match consumers’ dynamic needs, as well as area repellents (such as yard sprays, citronella candles and patio lanterns) that let consumers enjoy the outdoors without bothersome pests. Our brands in the insect repellents category are Cutter and Repel.

In addition to providing pest solutions, our line of outdoor insect and weed control solutions allows consumers to conquer bugs and weeds, and tackle their biggest lawn and landscaping projects themselves. From selective and non-selective herbicides to pest-specific solutions, our outdoor products are available in easy-to-use formulations (such as aerosols, granules, ready-to-use or hose-end ready-to-sprays) designed to fulfill a variety of consumer needs. Our outdoor insecticide and herbicide brands include Spectracide,  Garden Safe and Liquid Fence.

We have positioned ourselves as the value alternative for consumers who want products that deliver powerful performance at an exceptional value.

Electric Shaving and Grooming Products

We market and sell a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body, nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems.

Electric Personal Care Products

Our electric personal care products, marketed and sold under the Remington, Russell Hobbs, Carmen and Andrew Collinge brand names, include hand-held dryers, curling irons, straightening irons, brush irons, hair setters, facial brushes, skin appliances, electric toothbrushes and hair accessories.

Sales and Distribution

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Lowe’s, Carrefour, Target, PetSmart, Canadian Tire, PetCo and Gigante. Our sales to Wal-Mart represented approximately 16% of our consolidated net sales for the fiscal year ended September 30, 2014. No other customer accounted for more than 10% of our consolidated net sales in the fiscal year ended September 30, 2014.

Segment information as to revenues, profit and total assets as well as information concerning our revenues and long-lived assets by geographic location for the last three fiscal years is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11, “Segment Information,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Sales and distribution practices in each of our reportable segments are as set forth below.

Global Batteries & Appliances

We manage our Global Batteries & Appliances sales force by geographic region and product group. Our sales team is divided into four major geographic territories: North America, Latin America, Europe and Asia/Pacific. Within each major geographic territory, we have additional subdivisions designed to meet our customers’ needs.

We manage our sales force in North America by distribution channel. We maintain separate sales groups to service (i) our retail sales and distribution channel, (ii) our hearing aid professionals channel and (iii) our industrial distributors and OEM sales and distribution channel. In addition, we utilize a network of independent brokers to service participants in selected distribution channels.

We manage our sales force in Latin America by distribution channel and geographic territory. We sell primarily to large retailers, wholesalers, distributors, food and drug chains and retail outlets. In countries where we do not maintain a sales force, we sell to distributors who market our products through all channels in the market.

The sales force serving our customers in Europe and Asia/Pacific is supplemented by an international network of distributors to promote the sale of our products. Our sales operations throughout Europe and Asia/Pacific are organized by geographic territory and the following sales channels: (i) food/retail, which includes mass merchandisers, discounters and drug and food stores; (ii) specialty trade, which includes clubs, consumer electronics stores, department stores, photography stores and wholesalers/distributors; and (iii) industrial, government, hearing aid professionals and OEMs.

Global Pet Supplies

Our Global Pet Supplies sales force is aligned by customer, geographic region and product group. We sell pet supply products to mass merchandisers, grocery and drug chains, pet superstores, independent pet stores and other retailers.

Home and Garden Business

The Home and Garden Business sales force is geographically aligned with our key customers. We sell primarily to home improvement centers, mass merchandisers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers in the U.S.

Hardware & Home Improvement

The sales force of the Hardware & Home Improvement is aligned by customer and geographic region. We sell primarily to large retailers, non-retail distributors, home improvement centers, hardware stores, home builders and other retailers.

Manufacturing, Raw Materials and Suppliers

The principal raw materials used in manufacturing our products—zinc, electrolytic manganese dioxide, brass and steel—are sourced either on a global or regional basis. The prices of these raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We have regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs we expect to incur over the next 12 to 24 months.

Substantially all of our rechargeable batteries and chargers, portable lighting products, hair care and other personal care products and our electric shaving and grooming products and small appliances are manufactured by third party suppliers that are primarily located in the Asia/Pacific region. We maintain ownership of most of the tooling and molds used by our suppliers.

We continually evaluate our manufacturing facilities’ capacity and related utilization. As a result of such analyses, we have closed a number of manufacturing facilities during the past five years. In general, we believe our existing facilities are adequate for our present and foreseeable needs.

Research and Development

Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our strong brand names, established customer relationships and significant research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

In our fiscal years ended September 30, 2014, 2013 and 2012, we invested $47.9 million, $43.3 million and $33.1 million, respectively, in product research and development.

Patents and Trademarks

We own or license from third parties a significant number of patents and patent applications throughout the world relating to products we sell and manufacturing equipment we use. We hold a license that expires in March 2022 for certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd. (“Matsushita”), to whom we pay a royalty.

We also use and maintain a number of trademarks in our business, including RAYOVAC, REMINGTON, VARTA, TETRA, 8IN1, DINGO, NATURE’S MIRACLE, WILD HARVEST, MARINELAND, FURMINATOR, SPECTRACIDE, CUTTER, HOT SHOT, GARDEN SAFE, REPEL, GEORGE FOREMAN, RUSSELL HOBBS, FARBERWARE, TOASTMASTER, BLACK & DECKER, KWIKSET, WEISER, BALDWIN, NATIONAL HARDWARE AND PFISTER. We seek trademark protection in the U.S. and in foreign countries.

As a result of the October 2002 sale by VARTA AG of substantially all of its consumer battery business to us and VARTA AG’s subsequent sale of its automotive battery business to Johnson Controls, Inc. (“Johnson Controls”), we acquired rights to the VARTA trademark in the consumer battery category and Johnson Controls acquired rights to the trademark in the automotive battery category. VARTA AG continues to have rights to use the trademark with travel guides and industrial batteries and VARTA Microbattery GmbH has the right to use the trade mark with micro batteries. We are party to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the VARTA trademark.

As a result of the common origins of the Remington Products, L.L.C. (“Remington Products”) business we acquired in September 2003 and the Remington Arms Company, Inc. (“Remington Arms”), the REMINGTON trademark is owned by us and by Remington Arms each with respect to its principal products as well as associated products. Accordingly, we own the rights to use the REMINGTON trademark for electric shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. In addition, the terms of a 1986 agreement between Remington Products and Remington Arms provides for the shared rights to use the REMINGTON trademark on products which are not considered “principal products of interest” for either company. We retain the REMINGTON trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

We license the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. Russell Hobbs has licensed the Black & Decker brand since 1998 for use in marketing various household small appliances. In July 2014, Spectrum Brands and The Black & Decker Corporation (“BDC”) extended the trademark license agreement through December 2018. Under the agreement as extended, Spectrum Brands agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million through calendar year 2018. The agreement also requires us to comply with maximum annual return rates for products.

If BDC does not agree to renew the license agreement, we have 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. BDC has agreed not to compete in the four core product categories for a period of five years after the end of the transition period following termination of the license agreement. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.

Through the acquisition of the residential hardware and home improvement business (the “HHI Business”), we own the patented SmartKey technology, which enables customers to easily rekey their locks without hiring a locksmith.

On November 8, 2012, we acquired a 56% interest in Shaser Biosciences, Inc. Through this acquisition we acquired patented technology that is used in our i-Light product line.

Competition

In our retail markets, we compete for limited shelf space and consumer acceptance. Factors influencing product sales include brand name recognition, perceived quality, price, performance, product packaging, design innovation, and consumer confidence and preferences as well as creative marketing, promotion and distribution strategies.

The battery product category is highly competitive. Most consumer batteries manufactured throughout the world are sold by one of four global companies: Spectrum Brands (manufacturer/seller of Rayovac and VARTA brands); Energizer Holdings, Inc. (“Energizer”) (manufacturer/seller of the Energizer brand); The Procter & Gamble Company (“Procter & Gamble”) (manufacturer/seller of the Duracell brand); and Matsushita (manufacturer/seller of the Panasonic brand). We also face competition from the private label brands of major retailers, particularly in Europe. The offering of private-label batteries by retailers may create pricing pressure in the consumer battery market. Typically, private-label brands are not supported by advertising or promotion, and retailers sell these private label offerings at prices below competing name-brands. The main barriers to entry for new competitors are investment in technology research, cost of building manufacturing capacity and the expense of building retail distribution channels and consumer brands.

In the U.S. alkaline battery category, the Rayovac brand is positioned as a value brand, which is typically defined as a product that offers comparable performance at a lower price. In Europe, the VARTA brand is competitively priced with other premium brands. In Latin America, where zinc carbon batteries outsell alkaline batteries, the Rayovac brand is competitively priced. Our primary competitors in the portable lighting product category are Energizer and Mag Instrument, Inc.

Competition within the hardware and home improvement industry varies based on location and product segment. The main source of competition for residential locksets includes other third party manufacturers such as Schlage, a division of Ingersoll-Rand, and private label import brands such as Defiant and Gatehouse. Major competitors for hardware include The Hillman Group, Hampton Hardware, Crown Bolt and private label competitors. In plumbing, Pfister’s major U.S. competitors are Masco, Fortune Brands, Kohler, and American Standard, as well as Glacier Bay and AquaSource, and the private label brands of The Home Depot and Lowe’s.

The pet supplies product category is highly fragmented with over 500 manufacturers in the U.S. alone, consisting primarily of small companies with limited product lines. Our largest competitors in this product category are Mars Corporation (“Mars”), The Hartz Mountain Corporation (“Hartz”) and Central Garden & Pet Company (“Central Garden & Pet”). Both Hartz and Central Garden & Pet sell a comprehensive line of pet supplies and compete with a majority of the products we offer. Mars sells primarily aquatics products.

Products we sell in the home and garden product category face competition from The Scotts Miracle-Gro Company (“Scotts Company”), which markets lawn and garden products under the Scotts, Ortho, Roundup, Miracle-Gro, and Tomcat brand names; Central Garden & Pet, which markets garden products under the AMDRO and Sevin brand names; and Bayer A.G., which markets home and garden products under the Bayer Advanced brand name.

Products we sell in the household insect control product category face competition from S.C. Johnson & Son, Inc. (“S.C. Johnson”), which markets insecticide and repellent products under the Raid and OFF! brands; Scotts Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets insect control products under the Combat brand.

Our primary competitors in the electric shaving and grooming product category are Norelco, a division of Koninklijke Philips Electronics NV (“Philips”), which sells and markets rotary shavers, and Braun, a division of Procter & Gamble, which sells and markets foil shavers. Through our Remington brand, we sell both foil and rotary shavers.

Primary competitive brands in the small appliance category include Hamilton Beach, Proctor Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Kitchen Aid, Cuisinart, Krups, Braun, Rival, Europro, Kenwood, Philips, Morphy Richards, Breville and Tefal. The key competitors of Russell Hobbs in this market in the U.S. and Canada include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., d/b/a HWI Breville, NACCO Industries, Inc. (Hamilton Beach) and SEB S.A. In addition, Russell Hobbs competes with retailers who use their own private label brands for household appliances (for example, Wal-Mart).

Our major competitors in the electric personal care product category are Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited (“Helen of Troy”).

Some of our major competitors have greater resources and greater overall market share than we do. They have committed significant resources to protect their market shares or to capture market share from us and may continue to do so in the future. In some key product lines, our competitors may have lower production costs and higher profit margins than we do, which may enable them to compete more aggressively in advertising and in offering retail discounts and other promotional incentives to retailers, distributors, wholesalers and, ultimately, consumers.

Seasonality

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (Spectrum's third and fourth fiscal quarters). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. For a more detailed discussion of the seasonality of our product sales, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Seasonal Product Sales.”

Governmental Regulations and Environmental Matters

Due to the nature of our operations, our facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with the releases of hazardous substances at our facilities. We believe that compliance with the federal, state, local and foreign laws and regulations to which we are subject will not have a material effect upon our capital expenditures, financial condition, earnings or competitive position.

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties. We have not conducted invasive testing at all facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, it is possible that material liabilities may arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could incur material unforeseen expenses, which could have a material adverse effect on our financial condition, capital expenditures, earnings and competitive position. Although we are currently engaged in investigative or remedial projects at some of our facilities, we do not expect that such projects, taking into account established accruals, will cause us to incur expenditures that are material to our business, financial condition or results of operations; however, it is possible that our future liability could be material.

We have been, and in the future may be, subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are held responsible as a result of our relationships with such other parties. In the U.S., these proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine whether our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state laws for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $4.6 million for estimated liabilities at September 30, 2014 should not be material to our business or financial condition.

Electronic and electrical products that we sell in Europe, particularly products sold under the Remington brand name, VARTA battery chargers, certain portable lighting and all of our batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. We believe that compliance with RoHS will not have a material effect on our capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, we have partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation we currently expect our compliance system to be sufficient to meet such requirements. Our current estimated costs associated with compliance with WEEE are not significant based on our current market share. However, we continue to evaluate the impact of the WEEE legislation as EU member states implement guidance and as our market share changes and, as a result, actual costs to our company could differ from our current estimates and may be material to our business, financial condition or results of operations. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. We currently believe that compliance with the Battery Directive will not have a material effect on our capital expenditures, financial condition, earnings or competitive position. However, until such time as the EU member states adopt enabling legislation, a full evaluation of these costs cannot be completed. We will continue to evaluate the impact of the Battery Directive and its enabling legislation as EU member states implement guidance.

Certain of our products and facilities in each of our business segments are regulated by the United States Environmental Protection Agency (the “EPA”) and the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

Certain of our products and packaging materials are subject to regulations administered by the FDA. Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated products, establishes ingredients and manufacturing procedures for certain products, establishes standards of identity for certain products, determines the safety of products and establishes labeling standards and requirements. In addition, various states regulate these products by enforcing federal and state standards of identity for selected products, grading products, inspecting production facilities and imposing their own labeling requirements.

Employees

We had approximately 13,400 full-time employees worldwide as of September 30, 2014. Approximately 15% of our total labor force is covered by collective bargaining agreements. There are 4 collective bargaining agreements that will expire during our fiscal year ending September 30, 2015, which cover approximately 45% of the labor force under collective bargaining agreements, or approximately 7% of our total labor force. We believe that our overall relationship with our employees is good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at  www.spectrumbrands.com  under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Vice President, Investor Relations & Corporate Communications, Spectrum Brands, Inc. at 3001 Deming Way, Middleton, Wisconsin 53562 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations & Corporate Communications by telephone at (608) 275-3340.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Any of the following factors could materially and adversely affect our business, financial condition and results of operations.  The risks described below are not the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related To Our Business

Our substantial indebtedness may limit our financial and operating flexibility, and we may incur additional debt, which could increase the risks associated with our substantial indebtedness.

We have, and we expect to continue to have, a significant amount of indebtedness. As of September 30, 2014, we had total indebtedness under the Senior Secured Facilities, the Notes and other debt instruments of approximately $3 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

•

require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict our ability to make strategic acquisitions, dispositions or to exploit business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

Under the Senior Secured Facilities and the indentures governing the Notes (together, the “Indentures”), we may incur additional indebtedness. If new debt is added to our existing debt levels, the related risks that we now face would increase.

Furthermore, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Restrictive covenants in the Senior Secured Facilities and the Indentures may restrict our ability to pursue our business strategies.

The Senior Secured Facilities and the Indentures each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The Senior Secured Facilities and the Indentures also contain customary events of default. These covenants could among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. In addition, the Senior Secured Facilities and the Indentures require us to dedicate a portion of cash flow from operations to payments on debt and the Senior Secured Facilities contain financial covenants relating to maximum leverage and minimum interest coverage. Such requirements and covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under our Senior Secured Facilities could terminate their commitments and the lenders under our Senior Secured Facilities or the holders of the Notes could accelerate repayment of our outstanding borrowings and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Secured Facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the Senior Secured Facilities are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

The sale or other disposition by Harbinger Group Inc., the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of SB Holdings would constitute a change of control under the agreements governing Spectrum Brands’ debt.

Harbinger Group Inc. (“HRG”) owns a majority of the outstanding shares of the common stock of SB Holdings. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of SB Holdings could constitute a change of control under certain of the agreements governing Spectrum Brands' debt, including any foreclosure on or sale of SB Holdings' common stock pledged as collateral by HRG pursuant to the indenture governing HRG's 7.875% Senior Secured Notes due 2019. Under the Senior Secured Facilities, a change of control is an event of default and, if a change of control were to occur, Spectrum Brands would be required to get an amendment to these agreements to avoid a default. If Spectrum Brands was unable to get such an amendment, the lenders could accelerate the maturity of each of our Term Loan and ABL Facility. In addition, under the Indentures, upon a change of control of SB Holdings, Spectrum Brands is required to offer to repurchase such notes from the holders at a price equal to 101% of the principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If Spectrum Brands was unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes.

We face risks related to the current economic environment.

The economic environment and related turmoil in the global financial system between 2008 and 2012 had an impact on our business and financial condition, and we may face additional challenges if economic and financial market conditions deteriorate in the future.

Global economic conditions have significantly impacted economic markets within certain sectors, with financial services and retail businesses being particularly impacted. Our ability to generate revenue depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for our products or our ability to manage normal commercial relationships with our customers, suppliers and creditors. A number of negative economic factors, including constraints on the supply of credit to households, uncertainty and weakness in the labor market and general consumer fears of a new economic downturn could have a negative impact on discretionary consumer spending. If the economy deteriorates or fails to further improve, our business could be negatively impacted, including as a result of reduced demand for our products or supplier or customer disruptions. Any weakness in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition. In addition, our ability to access the capital markets may be restricted at a time when it could be necessary or beneficial to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

In the last few years, concern over continuing high unemployment, stagnant economic performance and government debt levels in many European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Continued weakness of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our business, financial conditions and operating results.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. Our business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements.

We participate in very competitive markets and we may not be able to compete successfully, causing us to lose market share and sales.

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are Mars, Hartz and Central Garden & Pet. In the Home and Garden Business, our principal national competitors are Scotts, Central Garden & Pet and S.C. Johnson. Our principal national competitors within our small appliances product category include Jarden Corporation, DeLonghi America, Euro-Pro Operating LLC, Metro Thebe, Inc., (d/b/a HWI Breville) NACCO Industries, Inc. (Hamilton Beach ) and SEB S.A. In the hardware and home improvement industry, our principal competitors are Schlage, a division of Ingersoll-Rand, Masco, Fortune Brands, Kohler and American Standard. In each of these markets, we also face competition from numerous other companies. In addition, in a number of our product lines, we compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products. Significant new competitors or increased competition from existing competitors may adversely affect our business, financial condition and results of our operations.

We compete with our competitors for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

•

We compete against many well-established companies that may have substantially greater financial and other resources, including personnel and research and development, and greater overall market share than us.

•

In some key product lines, our competitors may have lower production costs and higher profit margins than us, which may enable them to compete more aggressively in offering retail discounts, rebates and other promotional incentives.

•	Technological advancements, product improvements or effective advertising campaigns by competitors may weaken consumer demand for our products.
•	Consumer purchasing behavior may shift to distribution channels, including to online retailers, where we and our customers do not have a strong presence.
•	Consumer preferences may change to lower margin products or products other than those we market.
•

We may not be successful in the introduction, marketing and manufacture of any new products or product innovations or be able to develop and introduce, in a timely manner, innovations to our existing products that satisfy customer needs or achieve market acceptance.

Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition. If our product offerings are unable to compete successfully, our sales, results of operations and financial condition could be materially and adversely affected.  In addition, we may be unable to implement changes to our products or otherwise adapt to changing consumer trends.  If we are unable to respond to changing consumer trends, our operating results and financial condition could be adversely affected.

Sales of certain of our products are seasonal and may cause our operating results and working capital requirements to fluctuate.

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (Spectrum's third and fourth fiscal quarters) and demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

Adverse weather conditions during our peak selling season for our home and garden control products could have a material adverse effect on our Home and Garden Business.

Weather conditions have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. For example, periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides.  Adverse weather conditions during the first six months of the calendar year (Spectrum’s second and third fiscal quarters), when demand for home and garden control products typically peaks, could have a material adverse effect on our home and garden business and our financial results during such period.

We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

Approximately 40% of our net sales for the fiscal year ended September 30, 2014 were to customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

•

currency fluctuations, including, without limitation, fluctuations in the foreign exchange rate of the Euro, British Pound, Brazilian Real, Canadian Dollar, Australian Dollar, Japanese Yen and the Mexican Peso;

•	changes in the economic conditions or consumer preferences or demand for our products in these markets;
•	the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build brand recognition without certainty that we will be successful;
•	labor unrest;
•	political and economic instability, as a result of war, terrorist attacks, pandemics, natural disasters or otherwise;
•	lack of developed infrastructure;
•	longer payment cycles and greater difficulty in collecting accounts;
•	restrictions on transfers of funds;
•	import and export duties and quotas, as well as general transportation costs;
•	changes in domestic and international customs and tariffs;
•	changes in foreign labor laws and regulations affecting our ability to hire and retain employees;
•	inadequate protection of intellectual property in foreign countries;
•	unexpected changes in regulatory environments;
•	difficulty in complying with foreign law; and
•	adverse tax consequences.

The foregoing factors may have a material adverse effect on our ability to increase or maintain our supply of products, financial condition or results of operations.

Our products utilize certain key raw materials; any significant increase in the price of, or change in supply and demand for, these raw materials could have a material and adverse effect on our business, financial condition and profits.

The principal raw materials used to produce our products—including zinc powder, brass, electrolytic manganese dioxide powder, petroleum-based plastic materials, steel, aluminum, copper and corrugated materials (for packaging)—are sourced either on a global or regional basis by us or our suppliers, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during the years 2012 and 2013, we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. Although we may increase the prices of certain of our goods to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. We cannot provide any assurance that our sources of supply will not be interrupted due to changes in worldwide supply of or demand for raw materials or other events that interrupt material flow, which may have an adverse effect on our profitability and results of operations.

We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs we expect to incur over the next 12 to 24 months. However, our hedging positions may not be effective, or may not anticipate beneficial trends, in a particular raw material market or may, as a result of changes in our business, no longer be useful for us. In addition, for certain of the principal raw materials we use to produce our products, such as electrolytic manganese dioxide powder, there are no available effective hedging markets. If these efforts are not effective or expose us to above average costs for an extended period of time, and we are unable to pass our raw materials costs on to our customers, our future profitability may be materially and adversely affected. Furthermore, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. We may be unable to pass these fuel surcharges on to our customers, which may have an adverse effect on our profitability and results of operations.

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for the Home and Garden Business, which increase our dependence upon and exposure to those suppliers. Some of those agreements include caps on the price we pay for our supplies and in certain instances, these caps have allowed us to purchase materials at below market prices. When we attempt to renew those contracts, the other parties to the contracts may not be willing to include or may limit the effect of those caps and could even attempt to impose above market prices in an effort to make up for any below market prices paid by us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

We may not be able to fully utilize our U.S. net operating loss carryforwards.

As of September 30, 2014, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $1,084 million and tax benefits related to state NOLs of $70 million. These net operating loss carryforwards expire through years ending in 2034. As of September 30, 2014, we determined that it continues to be more likely than not that the U.S. federal and most of the U.S. state net deferred tax asset, will not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. federal and most of the U.S. state deferred tax asset, including Spectrum Brands, Inc.’s NOLs. In addition, Spectrum Brands, Inc. has had changes of ownership, as defined under Section 382 of the Internal Revenue Code (the “IRC”) of 1986, as amended, that continue to subject a significant amount of Spectrum Brands, Inc.’s U.S. NOLs and other tax attributes to certain limitations.

As a consequence of the merger of Salton, Inc. and Applica Incorporated in December 2007 (which created Russell Hobbs, Inc.), as well as earlier business combinations and issuances of common stock consummated by both companies, use of the tax benefits of Russell Hobbs, Inc.’s U.S. NOLs is also subject to limitations imposed by Section 382 of the IRC. We expect that a significant portion of these carryforwards, if any, will not be available to offset future taxable income. In addition, use of Russell Hobbs, Inc.’s NOLs and tax credit carryforwards is dependent upon both Russell Hobbs, Inc. and us achieving profitable results in the future. Russell Hobbs Inc.’s U.S. NOLs were subject to a full valuation allowance at September 30, 2014.

As of September 30, 2014, we estimate that approximately $302 million of the Spectrum Brands, Inc. and Russell Hobbs, Inc. U.S. federal NOLs and tax benefits of $17 million from Spectrum Brands, Inc. and Russell Hobbs, Inc. state NOLs would expire unused even if the Company generates sufficient income to otherwise use all its NOLs, due to the limitation in Section 382 of the IRC.

If we are unable to fully utilize our NOLs, other than those restricted under Section 382 of the IRC, as discussed above, to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of customers. Our largest customer accounted for approximately 16% of our consolidated net sales for the fiscal year ended September 30, 2014. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

Although we have long-established relationships with many of our customers, we do not have long-term agreements with them and purchases are generally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major customers, or significant pressure to reduce prices from any of these major customers, could have a material adverse effect on our business, financial condition and results of operations. Additionally, a significant deterioration in the financial condition of the retail industry in general, the bankruptcy of any of our customers or if any of our customers were to leave the business, could have a material adverse effect on our sales and profitability.

In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase products on a “just-in-time” basis. Due to a number of factors, including (i) manufacturing lead-times, (ii) seasonal purchasing patterns and (iii) the potential for material price increases, we may be required to shorten our lead-time for production and more closely anticipate our retailers’ and customers’ demands, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. This may increase the cost of warehousing inventory or result in excess inventory becoming difficult to manage, unusable or obsolete. In addition, if our retailers significantly change their inventory management strategies, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are cancelling orders or returning products, which may have a material adverse effect on our business.

Furthermore, we primarily sell branded products and a move by one or more of our large customers to sell significant quantities of private label products, which we do not produce on their behalf and which directly compete with our products, could have a material adverse effect on our business, financial condition and results of operations.

As a result of our international operations, we face a number of risks related to exchange rates and foreign currencies.

Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2014, approximately 40% of our net sales and operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

We source many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, we may experience fluctuations in our results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure to currency fluctuations. Further, we may not be successful in implementing customer pricing or other actions in an effort to mitigate the impact of currency fluctuations and, thus, our results of operations may be adversely impacted.

Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries.

We are subject to three EU Directives that may have a material impact on our business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed below. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires us to eliminate specified hazardous materials from products we sell in EU member states. Waste of Electrical and Electronic Equipment requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The EU Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as us. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm our business. For example:

•

Although contracts with our suppliers address related compliance issues, we may be unable to procure appropriate Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

•

We may face excess and obsolete inventory risk related to non-compliant inventory that we may hold for which there is reduced demand, and we may need to write down the carrying value of such inventories.

•	We may be unable to sell certain existing inventories of our batteries in Europe and other countries that have adopted similar regulations.

Many of the developing countries in which we operate do not have significant governmental regulation relating to environmental safety, occupational safety, employment practices or other business matters routinely regulated in the U.S. and EU or may not rigorously enforce such regulation. As these countries and their economies develop, it is possible that new regulations or increased enforcement of existing regulations may increase the expense of doing business in these countries. In addition, social legislation in many countries in which we operate may result in significantly higher expenses associated with labor costs, terminating employees or distributors and closing manufacturing facilities. Increases in our costs as a result of increased regulation, legislation or enforcement could materially and adversely affect our business, results of operations and financial condition.

We may not be able to adequately establish and protect our intellectual property rights, and the infringement or loss of our intellectual property rights could harm our business.

To establish and protect our intellectual property rights, we rely upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures that we take to protect our intellectual property rights may prove inadequate to prevent third parties from infringing or misappropriating our intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by us, or a trademark application claiming a trademark, service mark or trade dress also used by us, in order to protect our rights, we may have to participate in expensive and time consuming opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. Similarly, our intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including litigation costs, may be material. Furthermore, even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights, or our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of the time and resources of management and technical personnel.

Moreover, the laws of certain foreign countries in which we operate or may operate in the future do not protect, and the governments of certain foreign countries do not enforce, intellectual property rights to the same extent as do the laws and government of the U.S., which may negate our competitive or technological advantages in such markets. Also, some of the technology underlying our products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to our competitors at any time. If we are unable to establish and then adequately protect our intellectual property rights, our business, financial condition and results of operations could be materially and adversely affected.

We license various trademarks, trade names and patents from third parties for certain of our products. These licenses generally place marketing obligations on us and require us to pay fees and royalties based on net sales or profits. Typically, these licenses may be terminated if we fail to satisfy certain minimum sales obligations or if we breach the terms of the license. The termination of these licensing arrangements could adversely affect our business, financial condition and results of operations.

In our Global Batteries & Appliances segment, we license the use of the Black & Decker brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. In July 2014, The Black & Decker Corporation (“BDC”) extended the license agreement through December 2018.  The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms could have a material adverse effect on our financial condition, liquidity and results of operations.  Additionally, in connection with our acquisition of the HHI Business, we received a limited right to use certain Stanley Black & Decker trademarks, brand names and logos in marketing our products and services for only five years. Pursuant to a transitional trademark license agreement, Stanley Black & Decker granted us the right to use the “Stanley” and “Black & Decker” marks and logos, and certain other marks and logos, for up to five years after the completion of the HHI Business acquisition in connection with certain products and services.  When our right to use these Stanley Black & Decker trademarks, brand names and logos expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to our new brand, our reputation among our customers could be adversely affected, and our revenue and profitability could decline.

Claims by third parties that we are infringing their intellectual property and other litigation could adversely affect our business.

From time to time in the past we have been subject to claims that we are infringing the intellectual property of others. We currently are the subject of such claims and it is possible that third parties will assert infringement claims against us in the future. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of the resources of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing a third party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations could be harmed if we are unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on our proprietary or licensed intellectual property that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a few suppliers and one of our U.S. facilities for certain of our products makes us vulnerable to a disruption in the supply of our products.

Although we have long-standing relationships with many of our suppliers, we generally do not have long-term contracts with them. An adverse change in any of the following could have a material adverse effect on our business, financial condition and results of operations:

•	our ability to identify and develop relationships with qualified suppliers;
•

the terms and conditions upon which we purchase products from our suppliers, including applicable exchange rates, transport and other costs, our suppliers’ willingness to extend credit to us to finance our inventory purchases and other factors beyond our control;

•	the financial condition of our suppliers;
•	political and economic instability in the countries in which our suppliers are located, as a result of war, terrorist attacks, pandemics, natural disasters or otherwise;
•	our ability to import outsourced products;
•	our suppliers’ noncompliance with applicable laws, trade restrictions and tariffs; or
•	our suppliers’ ability to manufacture and deliver outsourced products according to our standards of quality on a timely and efficient basis.

If our relationship with one of our key suppliers is adversely affected, we may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling, molds or other specialized production equipment or processes used by such supplier in the manufacture of our products. The loss of one or more of our suppliers, a material reduction in their supply of products or provision of services to us or extended disruptions or interruptions in their operations could have a material adverse effect on our business, financial condition and results of operations.

We manufacture the majority of our foil cutting systems for our shaving product lines, using specially designed machines and proprietary cutting technology, at our Portage, Wisconsin facility. In addition, we also manufacture the majority of our residential door locks at our Subic Bay, Philippines facility.  Our home and garden products are mainly manufactured from our St. Louis, Missouri, facility.  Damage to these facilities, or prolonged interruption in the operations of these facilities whether for repairs, as a result of labor difficulties or for other reasons, could have a material adverse effect on our ability to manufacture and sell our foil shaving, residential door locks and home and garden products which could in turn harm our business, financial condition and results of operations.

We face risks related to our sales of products obtained from third-party suppliers.

We sell a significant number of products that are manufactured by third party suppliers over which we have no direct control. While we have implemented processes and procedures to try to ensure that the suppliers we use are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in our marketing and distribution of contaminated, defective or dangerous products which could subject us to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate our ability to purchase products from non-compliant suppliers. Any or all of these effects could adversely affect our business, financial condition and results of operations.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions regarding certain minerals and metals, known as conflict minerals, mined from the Democratic Republic of Congo and adjoining countries. These provisions require companies to undertake due diligence procedures and report on the use of conflict minerals in its products, including products manufactured by third parties. Compliance with these provisions will cause us to incur costs to certify that our supply chain is conflict free and we may face difficulties if our suppliers are unwilling or unable to verify the source of their materials. Our ability to source these minerals and metals may also be adversely impacted. In addition, our customers may require that we provide them with a certification and our inability to do so may disqualify us as a supplier.

Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.

We and certain of our officers and directors have been named in the past, and, may be named in the future, as defendants of class action and derivative action lawsuits. In the past, we have also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on our business, financial condition and results of operations.

We may be exposed to significant product liability claims which our insurance may not cover and which could harm our reputation.

In the ordinary course of our business, we may be named as a defendant in lawsuits involving product liability claims. In any such proceeding, plaintiffs may seek to recover large and sometimes unspecified amounts of damages and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. Additionally, we do not maintain product recall insurance. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. Moreover, any adverse publicity arising from claims made against us, even if the claims were not successful, could adversely affect the reputation and sales of our products. In particular, product recalls or product liability claims challenging the safety of our products may result in a decline in sales for a particular product and could damage the reputation or the value of the related brand. This could be true even if the claims themselves are ultimately settled for immaterial amounts. This type of adverse publicity could occur and product liability claims could be made in the future.

We may incur material capital and other costs due to environmental liabilities.

We are subject to a broad range of federal, state, local, foreign and multi-national laws and regulations relating to the environment. These include laws and regulations that govern:

•	discharges to the air, water and land;
•	the handling and disposal of solid and hazardous substances and wastes; and
•	remediation of contamination associated with release of hazardous substances at our facilities and at off-site disposal locations.

Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries.  See “Our international operations may expose us to risks related to compliance with the laws and regulations of foreign countries”  in this Form 10-K.

Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations, that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for our products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of our products are made. We may incur some of these costs directly and others may be passed on to us from our third-party suppliers. Although we believe that we are substantially in compliance with applicable environmental laws and regulations at our facilities, we may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties or former properties. We have not conducted invasive testing at all of our facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, material liabilities may arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our business, financial condition and results of operations. We are currently engaged in investigative or remedial projects at a few of our facilities and any liabilities arising from such investigative or remedial projects at such facilities may have a material effect on our business, financial condition and results of operations.

In addition, in connection with business acquisitions, we have assumed, and in connection with future acquisitions may assume in the future, certain potential environmental liabilities. To the extent we have not identified such environmental liabilities or to the extent the indemnifications obtained from our counterparties are insufficient to cover such environmental liabilities, these environmental liabilities could have a material adverse effect on our business.

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or similar state or foreign jurisdiction laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state or foreign jurisdiction laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may have a material adverse effect on our business, financial condition and results of operations.

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our products sold through, and facilities operated under, each of our business segments are regulated by the Environmental Protection Agency (“EPA”), the Food and Drug Administration (“FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain, or the cancellation of, any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but we may not always be able to avoid or minimize these risks.

As a distributor of consumer products in the U.S., certain of our products are also subject to the Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (the “Consumer Commission”) to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Commission could require us to repair, replace or refund the purchase price of one or more of our products, or we may voluntarily do so. Any additional repurchases or recalls of our products could be costly to us and could damage the reputation or the value of our brands. If we are required to remove, or we voluntarily remove our products from the market, our reputation or brands could be tarnished and we may have large quantities of finished products that could not be sold. Furthermore, failure to timely notify the Consumer Commission of a potential safety hazard can result in significant fines being assessed against us. Additionally, laws regulating certain consumer products exist in some states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future.

The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products that are sold through the Home and Garden Business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

In addition, the use of certain pesticide products that are sold through our Home and Garden Business may, among other things, be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product, that users post notices on properties where products have been or will be applied or that certain ingredients may not be used. Compliance with such public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Any failure to comply with these laws or regulations, or the terms of applicable environmental permits, could result in us incurring substantial costs, including fines, penalties and other civil and criminal sanctions or the prohibition of sales of our pest control products. Environmental law requirements, and the enforcement thereof, change frequently, have tended to become more stringent over time and could require us to incur significant expenses.

Most federal, state and local authorities require certification by Underwriters Laboratory, Inc. (“UL”), an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing electrical appliances. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Our products may not meet the specifications required by these authorities. A determination that any of our products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on certain third party trademarks, brand names and logos which we do not have exclusive use of. Public perception that any such third party trademarks, band names and logos used by us are not safe, whether justified or not, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, we may experience an increased risk of labor disruptions and our results of operations and financial condition may suffer.

Approximately 15% of our total labor force is covered by collective bargaining agreements. There are 4 collective bargaining agreements that will expire during our fiscal year ending September 30, 2015, which cover approximately 45% of the labor force under collective bargaining agreements, or approximately 7% of our total labor force. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. Generally Accepted Accounting Principles (“GAAP”) requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and other economic conditions, which may change based on changes in key economic indicators. The most significant assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act of 1974, as amended.

If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.

A significant portion of our long-term assets consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions as well as through fresh start reporting. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived intangible assets might be impaired. If such circumstances or conditions exist, further steps are required in order to determine whether the carrying value of each of the individual assets exceeds its fair value. If analysis indicates that an individual asset’s carrying value does exceed its fair value, the next step is to record a loss equal to the excess of the individual asset’s carrying value over its fair value.

The steps required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: strategic decisions to exit a business or dispose of an asset made in response to changes in economic, political and competitive conditions; the impact of the economic environment on the customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in legal factors or the business climate that could affect our assets; an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, financial condition and operating results.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology, products and services could be harmed significantly.

We rely on trade secrets, know-how and other proprietary information in operating our business. If this information is not adequately protected, then it may be disclosed or used in an unauthorized manner. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor. The risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, could harm us by enabling our competitors, who may have greater experience and financial resources, to copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. The disclosure of our trade secrets would impair our competitive position, thereby weakening demand for our products or services and harming our ability to maintain or increase our customer base.

Disruption or failures of our information technology systems could have a material adverse effect on our business.

Our information technology systems are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our information technology systems for the effectiveness of our operations and to interface with our customers, as well as to maintain financial records and accuracy. Disruption or failures of our information technology systems could impair our ability to effectively and timely provide our services and products and maintain our financial records, which could damage our reputation and have a material adverse effect on our business.

Our acquisition and expansion strategy may not be successful.

Our growth strategy is based in part on growth through acquisitions, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating acquisitions on satisfactory terms or integrating any newly acquired or expanded business with our current operations. We may issue additional equity, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or expansion of our operations. The execution of our acquisition and expansion strategy could entail repositioning or similar actions that in turn require us to record impairments, restructuring and other charges. Any such charges would reduce our earnings. We cannot guarantee that any future business acquisitions will be pursued or that any acquisitions that are pursued will be consummated.

Significant costs have been incurred and are expected to be incurred in connection with the consummation of recent and future business acquisitions and the integration of such acquired businesses with Spectrum into a combined company, including legal, accounting, financial advisory and other costs.

We expect to incur one-time costs in connection with integrating the operations, products and personnel of Spectrum and acquired businesses into a combined company, in addition to costs related directly to completing such acquisitions described below. We would expect similar costs to be incurred with any future acquisition.  These costs may include expenditures for:

•	employee redeployment, relocation or severance;
•	integration of operations and information systems;
•	combination of research and development teams and processes; and
•	reorganization or closures of facilities.

In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of acquired businesses. Additional unanticipated costs may yet be incurred as we integrate our business with acquired businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of acquired businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. Additionally, while we expect to benefit from leveraging distribution channels and brand names among Spectrum and its acquired businesses, we cannot assure you that we will achieve such benefits.

We may not realize the anticipated benefits of, and synergies from, our business acquisitions and may become responsible for certain liabilities and integration costs as a result.

Business acquisitions involve the integration of new businesses that have previously operated independently from us. The integration of our operations with those of acquired businesses is frequently expected to result in financial and operational benefits, including increased top line growth, margins, revenues and cost savings and be accretive to earnings per share, earnings before interest, taxes, depreciation and amortization and free cash flow before synergies. There can be no assurance, however, regarding when or the extent to which we will be able to realize these increased top line growth, margins, revenues, cost savings or accretions to earnings per share, earnings before interest, taxes, depreciation and amortization or free cash flow or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We will often be required to integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. In some instances, we and certain acquired businesses have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Difficulties associated with the integration of acquired businesses could have a material adverse effect on our business.

We may also acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or the rights to market specific products or use specific product names may involve a financial commitment by us, either in the form of cash or equity consideration. In the case of a new license, such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that we will acquire businesses or product distribution rights that will contribute positively to our earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations and acquired businesses may carry unexpected liabilities.

In addition, in connection with business acquisitions, we have assumed, and may assume in connection with future acquisitions, certain potential liabilities. To the extent such liabilities are not identified by us or to the extent the indemnifications obtained from third parties are insufficient to cover such liabilities, these liabilities could have a material adverse effect on our business.

Integrating our business with acquired businesses may divert our management’s attention away from operations.

Successful integration of acquired businesses’ operations, products and personnel with us may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition and operating results.

As a result of business acquisitions, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require us to incur substantial additional costs to recruit replacement personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of business acquisitions, our current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business. In addition, we currently do not maintain “key person” insurance covering any member of our management team.

If any of our key personnel or those of our acquired businesses were to join a competitor or form a competing company, existing and potential customers or suppliers could choose to form business relationships with that competitor instead of us. There can be no assurance that confidentiality, non-solicitation, non-competition or similar agreements signed by former directors, officers, employees or stockholders of us, our acquired businesses or our transactional counterparties will be effective in preventing a loss of business.

General customer uncertainty related to our business acquisitions could harm us.

Our customers may, in response to the announcement or consummation of a business acquisition, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.

We are required to supply certain products and services to Stanley Black & Decker and its subsidiaries pursuant to the terms of certain supply agreements for a period of time after the completion of the HHI Business acquisition. Our provision of products and services under these agreements require us to dedicate resources of the HHI Business and may result in unfavorable results to us.

Certain products and services currently used by Stanley Black & Decker are produced and provided using equipment of the HHI Business which includes the acquired Tong Lung Metal Industry Co. Ltd. (the “TLM Business”) that we acquired or certain equipment belonging to Stanley Black & Decker and its subsidiaries that will continue to be located for a period of time after the completion of the HHI Business acquisition at facilities operated by the HHI Business and the TLM Business and maintained by us pursuant to certain specifications. We and Stanley Black & Decker entered into supply agreements (each, a “Supply Agreement”) whereby we provide Stanley Black & Decker and its subsidiaries with certain of these products and services for a period of time. This requires us to dedicate resources of the HHI Business and the TLM Business towards the provision of these products and services and may result in unfavorable results to us. These Supply Agreements are an accommodation to Stanley Black & Decker and its subsidiaries as part of the HHI Business acquisition, and the pricing of the products and services is on terms more favorable to Stanley Black & Decker and its subsidiaries than it would be in the ordinary course of business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists our principal owned or leased manufacturing, packaging and distribution facilities at September 30, 2014:

Facility	Function
Global Batteries & Appliances
Fennimore, Wisconsin(1)	Battery Manufacturing
Portage, Wisconsin(1)	Battery Manufacturing
Dischingen, Germany(2)	Battery Manufacturing
Washington, UK(2)	Battery Manufacturing & Distribution
Guatemala City, Guatemala(1)	Battery Manufacturing
Jaboatao, Brazil(1)	Battery Manufacturing
Dixon, Illinois(2)	Distribution
Ellwangen-Neunheim, Germany(2)	Distribution
Redlands, California(2)	Distribution
Manchester, England(1)	Distribution
Wolverhampton, England(1) (2)	Distribution

Hardware & Home Improvement
Brockville, Canada(2)	Distribution
Charlotte, North Carolina(2)	Distribution
Cobourg, Canada(1)	Distribution
Denison, Texas(1) (2)	Manufacturing & Distribution
Fort Mill, South Carolina(2)	Manufacturing
Mexicali, Mexico(2)	Manufacturing
Mira Loma, California(2)	Distribution
Monterrey, Mexico(1)	Manufacturing & Distribution
Nogales, Mexico(1)	Manufacturing
Shenzhen, China	Distribution
Chia-Yi, Taiwan(2)	Manufacturing
Subic Bay, Philippines(1)	Manufacturing
Xiamen, China(2)	Manufacturing
Xiaolan, China(2)	Manufacturing

Global Pet Supplies
Noblesville, Indiana(1)	Manufacturing
Bridgeton, Missouri(2)	Manufacturing
Blacksburg, Virginia(1)	Manufacturing
Melle, Germany(1)	Manufacturing
Melle, Germany(2)	Distribution
Edwardsville, Illinois(2)	Distribution
Phnom Penh, Cambodia(2)	Manufacturing
Daleville, Virginia(2)	Distribution

Home and Garden Business
St. Louis, Missouri(2)	Manufacturing
Edwardsville, Illinois(3)	Distribution
(1)	Facility is owned.
(2)	Facility is leased.
(3)	Facility is leased and managed by a third party logistics firm.

We also own, operate or contract with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of our business. We lease our administrative headquarters and primary research and development facility located in Middleton, Wisconsin.

We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

We are a defendant in various matters of litigation generally arising out of the ordinary course of business.

We do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Environmental

We have provided for the estimated costs associated with environmental remediation activities at some of our current and former manufacturing sites. We believe that any additional liability that may result from the resolution of these matters in excess of the amounts provided of approximately $4.6 million will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state and local environmental laws and regulations. We believe we are in substantial compliance with all such environmental laws that are applicable to our operations. See also the discussion captioned “Governmental Regulations and Environmental Matters” under Item 1 above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly-owned subsidiary of SB Holdings. Accordingly, there is no established public trading market for our common stock.

During the fiscal year ended September 30, 2014, Spectrum Brands paid cash dividends of $77 million to SB Holdings.  During the fiscal year ended September 30, 2013, Spectrum Brands paid a cash dividend of $89 million to SB Holdings.   Certain restrictive covenants within the Company’s debt facilities impose limitations on the payment of dividends to SB Holdings.

There was one record holder of our common stock at November 19, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements. Only our Consolidated Statements of Financial Position as of September 30, 2014 and 2013 and our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012 are included elsewhere in this Annual Report on Form 10-K. The information presented below as of and for the fiscal year ended September 30, 2013 also includes the results of the HHI Business operations since December 17, 2012, and the results of TLM Taiwan since April 8, 2013.

The following selected financial data, which may not be indicative of future performance, should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$4,429.1	$4,085.6	$3,252.4	$3,186.9	$2,567.0
Gross profit	1,568.9	1,390.3	1,115.7	1,128.9	921.4
Operating income (1)	484.5	352.9	306.1	228.7	169.1
Interest expense (2)	202.1	369.5	192.0	208.5	277.0
Other expense, net	6.3	3.5	0.9	2.5	12.3
Reorganization items expense	—	—	—	—	3.6
Income (loss) from continuing operations before income taxes	276.1	(20.2)	113.2	17.7	(123.8)
Income tax expense (3)	59.0	27.4	60.4	92.3	63.2
Loss from discontinued operations, net of tax (4)		—	—	—	(2.7)
Net income (loss)	217.1	(47.5)	52.8	(74.6)	(189.8)
Less: Net income (loss) attributable to noncontrolling interest	0.3	(0.1)	—	—	—
Net income (loss) attributable to controlling interest	216.8	(47.4)	52.8	(74.6)	(189.8)
Restructuring and related charges - cost of goods sold (5)	3.7	10.0	9.8	7.8	7.2
Restructuring and related charges - operating expenses (5)	19.2	24.0	9.7	20.8	17.0

Cash Flow and Related Data:
Net cash provided by operating activities	$434.7	$258.2	$252.7	$232.2	$57.3
Capital expenditures (6)	73.3	82.0	46.8	36.2	40.3
Depreciation and amortization (excluding amortization of debt issuance costs) (6)	202.5	183.0	129.8	134.7	117.3
Statement of Financial Position Data (at period end):
Cash and cash equivalents	$192.9	$198.2	$157.9	$142.4	$170.6
Working capital (7)	502.3	524.4	454.4	412.0	537.3
Total assets	5,511.3	5,619.0	3,753.5	3,662.3	3,873.7
Total long-term debt, net of current maturities	2,894.1	3,115.9	1,652.9	1,535.5	1,723.1
Total debt	3,006.7	3,218.9	1,669.3	1,576.6	1,743.8
Total shareholders' equity	1,070.2	933.9	992.7	989.1	1,046.7

 ______________________________

(1)

Pursuant to the guidance in Financial Accounting Standards Board Accounting Standards Codification Topic 350: “Intangibles-Goodwill and Other,” we conduct annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded a non-cash pretax impairment charge of approximately $32 million in Fiscal 2011. See the “Critical Accounting Policies—Valuation of Assets and Asset Impairment” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2(i), “Significant Accounting Policies—Intangible Assets,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on impairment charges.

(2)

Fiscal 2014 includes a non-cash charge of $9 million related to the write-off of unamortized debt issuance costs and unamortized discounts in connection with the amendment of the Company’s Term Loan. Fiscal 2013 includes fees and expenses of $106 million coupled with a non-cash charge of $16 million related to the write-off of unamortized debt issuance costs and unamortized premiums in connection with the extinguishment and replacement of the Company’s 9.5% Notes and Term Loan in conjunction with the acquisition of the HHI Business. Fiscal 2012 includes a non-cash charge of $2 million related to the write-off of unamortized debt issuance costs and unamortized premiums in connection with the extinguishment and refinancing of the Company’s 12% Notes. Fiscal 2011 includes a non-cash charge of $24 million related to the write-off of unamortized debt issuance costs and unamortized discounts in conjunction with the refinancing of the Company’s Term Debt facility. Fiscal 2010 includes a non-cash charge of $83 million related to the write-off of unamortized debt issuance costs and unamortized discounts and premiums in connection with the extinguishment and refinancing of debt that was completed in conjunction with the merger with Russell Hobbs.

(3)

Fiscal 2014 income tax expense of $59 million includes a non-cash benefit of approximately $116 million resulting from a decrease in the valuation allowance against certain net deferred taxes. Fiscal 2013 income tax expense of $27 million includes a non-cash charge of approximately $62 million resulting from an increase in the valuation allowance against certain net deferred tax assets, net of a $50 million benefit due to the reversal of $50 million of the valuation allowance in conjunction with the acquisition of the HHI Business. Fiscal 2012 income tax expense of $60 million includes a non-cash charge of approximately $12 million resulting from an increase in the valuation allowance against certain net deferred tax assets, net of a $15 million benefit due to the reversal of $15 million of the valuation allowance in conjunction with the acquisition of FURminator. Fiscal 2011 income tax expense of $92 million includes a non-cash charge of approximately $65 million resulting from an increase in the valuation allowance against certain net deferred tax assets. Fiscal 2010 income tax expense of $63 million includes a non-cash charge of approximately $92 million resulting from an increase in the valuation allowance against certain net deferred tax assets.

(4)

On November 5, 2008, Spectrum Brands’ board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. During the second quarter of Fiscal 2009, we completed the shutdown of the growing products portion of the Home and Garden Business and, accordingly, began reporting the results of operations of this business as discontinued operations. Therefore, the presentation of all historical continuing operations excludes the growing products portion of the Home and Garden Business.

(5)	See Note 14, “Restructuring and Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
(6)	Amounts reflect the results of continuing operations only.
(7)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with Item 6. Selected Financial Data and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. All references to Fiscal 2014, Fiscal 2013 and Fiscal 2012 refer to fiscal year periods ended September 30, 2014, 2013 and 2012, respectively.

SB/RH Holdings, LLC, a Delaware corporation (“Spectrum Brands” or the “Company”), is a diversified global branded consumer products company. SB/RH Holdings, LLC is a wholly owned subsidiary of Spectrum Brands Holdings, Inc. ("SB Holdings"). SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”

Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to Spectrum Brands and its subsidiaries.

On October 2, 2014, we completed the acquisition of Tell Manufacturing, Inc., a leading U.S. manufacturer and distributor of commercial doors, locks and hardware.  On September 23, 2014, we entered into an agreement with Procter & Gamble (“P&G”) to acquire P&G’s European pet food business, consisting of the complementary IAMS and Eukanuba premium brands for dogs and cats.  This acquisition is expected to close in the second quarter of the fiscal year ending September 30, 2015 (“Fiscal 2015”).

Business Overview

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. We also design, market and distribute a broad range of branded small household appliances and personal care products. We also design, manufacture, market, distribute and sell certain hardware, home improvement and plumbing products, and are a leading U.S. provider of residential locksets and builders' hardware and a leading provider of faucets. Our manufacturing and product development facilities are located in the United States (“U.S.”), Europe, Latin America and Asia. Substantially all of our rechargeable batteries, chargers and portable lighting products, shaving and grooming products, small household appliances and personal care products are manufactured by third-party suppliers, primarily located in Asia.

We sell our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister brands.  We also have patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect.

Our diversified global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden controls; and hardware and home improvement. Our chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, electric shaving and grooming, electric personal care, and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden Business, which consists of our home and garden and insect control business (“Home and Garden Business”); and (iv) Hardware & Home Improvement, which consists of residential locksets and builders hardware and plumbing products (“Hardware & Home Improvement”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 11, “Segment Information” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our operating segments.

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

Cost Reduction Initiatives

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs.

Fiscal 2014.  To reduce operating costs we implemented a series of initiatives to rationalize the international operations within our residential hardware and home improvement business, which was acquired in Fiscal 2013 (the “HHI Business”). These initiatives will include headcount reductions and the exit of certain unprofitable international business within the Hardware and Home Improvement segment (the “HHI Business Rationalization Initiatives”).

Fiscal 2013. To reduce operating costs we implemented a series of initiatives throughout the Company comprised principally of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments and within Corporate (the “Global Expense Rationalization Initiatives”). On November 3, 2014, we announced an expansion of our Global Expense Rationalization Initiatives, which consist of headcount reductions. Costs associated with the expanded initiatives, which are expected to be incurred through September 30, 2015, are currently projected to total approximately $46,500, which include costs associated with the Global Expense Rationalization Initiatives announced in Fiscal 2013.

Fiscal 2009. In connection with our announcement of a plan to reduce headcount within each of our segments and to exit certain facilities in the U.S. related to the Global Pet Supplies segment, we implemented a number of cost reduction initiatives (the “Global Cost Reduction Initiatives”). These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure.

Meeting Consumer Needs through Technology and Development

We continue to focus our efforts on meeting consumer needs for our products through new product development and technology innovations. Research and development efforts associated with our electric shaving and grooming products allow us to deliver to the market unique cutting systems. Research and development efforts associated with our electric personal care products allow us to deliver to our customers products that save them time, provide salon alternatives and enhance their in-home personal care options. We are continuously pursuing new innovations for our shaving, grooming and hair care products including foil and rotary shaver improvements, trimmer enhancements and technologies that deliver skin and hair care benefits.

During Fiscal 2014, at our Home and Garden Business segment, we entered the animal repellents category with the acquisition of The Liquid Fence Company. In addition, we increased our pest repellent offerings with the Cutter Backwoods Dry Insect Repellent aerosol and the Repel Tick Defense aerosol. Continuing our pursuit of innovation, we started offering the Mulch-Lock Ready-to-Use and Mulch-Lock Concentrate, which are versatile landscaping tools that can be used to eliminate frequent groundcover maintenance and help customers save time, effort and money. We also introduced our novel, award-winning Black Flag Refillable Rat Bait Station, a reusable rodenticide product that is easy to refill. At our Global Batteries & Appliances segment, Rayovac released the Phone Boost 800 portable charging device and the car and wall USB power chargers. In addition, Rayovac introduced the Virtually Indestructible Spotlight and the Virtually Indestructible Lantern. Our Russell Hobbs brand entered the health fryer market with the new versatile Purifry and Purifry Multi. Our Black and Dekker brand introduced the Mill & Brew Coffee Maker, an integrated bean grinder that allows coffee drinkers to have the freshest cup of hot coffee. Our Remington brand introduced new personal care products such as the HyperFlex rotary shaver, Vacuum Beard and Grooming kit, SmartEdge Shaver and Virtually Indestructible Hair Clipper. At our Hardware and Home Improvement segment, we launched our SmartKey re-key technology in padlocks, enhancing security and allowing homeowners to use the same key to unlock their home and their padlocks. Within our Hardware and Home Improvement segment, our Kwikset Brand launched the revolutionary Kevo Bluetooth enabled deadbolt. This is a first of a kind deadbolt that turns a smart phone into a key and allows authorized users to open their Kwikset deadbolt by simply touching the lock. Owners of Kevo can also send digital EKeys and monitor the use of their lock by downloading the Kevo app. At our Global Pet Supplies segment, we recently launched the Tetra Betta Ring, which is a designer aquarium indoor system for Betta fish with LED lighting that provides for a relaxing atmosphere. In addition, our Tetra brand introduced a breakthrough innovation for ideal water parameters with biodegradable balls. The biodegradable balls fulfill the living requirements of bacteria by consuming harmful substances with the effect of improving aquarium water quality and less algae growth.

Competitive Landscape

We compete in seven major product categories: consumer batteries, hardware and home improvement, pet supplies, home and garden control products, electric shaving and grooming products, small appliances and electric personal care products.

The consumer battery product category consists of non-rechargeable alkaline or zinc carbon batteries in cell sizes of AA, AAA, C, D and 9-volt, specialty batteries, which include rechargeable batteries, hearing aid batteries, photo batteries and watch/calculator batteries, and portable lighting products. Most consumer batteries are marketed under one of the following brands: Rayovac/VARTA, Duracell, Energizer or Panasonic. In addition, some retailers market private label batteries, particularly in Europe. The majority of consumers in North America and Europe purchase alkaline batteries. The Latin America market consists primarily of zinc carbon batteries but is gradually converting to higher-priced alkaline batteries as household disposable income grows. Our major competitors in the consumer batteries product category are Energizer Holdings, Inc., The Procter & Gamble Company and Matsushita.

We believe that we are the largest worldwide marketer of hearing aid batteries and that we continue to maintain a leading global market position. We believe that our close relationship with hearing aid manufacturers and other customers, as well as our product performance improvements and packaging innovations, position us for continued success in this category.

Our global pet supplies business comprises aquatics equipment (aquariums, filters, pumps, etc.), aquatics consumables (fish food, water treatments and conditioners, etc.) and specialty pet products for dogs, cats, birds and other small domestic animals. The pet supply market is extremely fragmented, with no competitor holding a market share greater than twenty percent. We believe that our brand positioning, including the leading global aquatics brand in Tetra, our diverse array of innovative and attractive products and our strong retail relationships and global infrastructure will allow us to remain competitive in this fast growing industry. Our largest competitors in the pet supplies product category are Mars Corporation, The Hartz Mountain Corporation and Central Garden & Pet Company.

Products in our home and garden category are sold through the Home and Garden Business, which operates in the U.S. market under the major brand names Spectracide, Hot Shot, Cutter, Repel, Black Flag and Garden Safe. The Home and Garden Business manufactures and markets outdoor and indoor insect control products, rodenticides, herbicides, insect repellents and lawn maintenance products. In addition, we produce and market several private-label brands for many major retailers.

The Home and Garden Business’ marketing position is primarily that of a branded value, enhanced and supported by innovative products of outstanding quality and appealing packaging that is designed to drive sales at the point of purchase. Our commitment to quality and value has earned the trust of consumers and the confidence of retailers, who count on us to deliver the fast-selling products, merchandising solutions and quality service they require. The Home and Garden Business’ primary competitors include The Scotts Miracle-Gro Company, Central Garden & Pet Company and S.C. Johnson & Son, Inc.

We also operate in the shaving and grooming and personal care product category, consisting of electric shavers and accessories, electric grooming products and hair care appliances. Electric shavers include men’s and women’s shavers (both rotary and foil design) and electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), pre-shave products and cleaning agents. Electric shavers are marketed primarily under our Remington brand. Our primary competitors in the electric shaving and grooming category are Procter & Gamble, makers of Braun, and Koninklijke Phillips Electronics N.V., makers of Norelco. Electric grooming products include beard and mustache trimmers, nose and ear trimmers, body groomers and haircut kits and related accessories. Hair care appliances include hair dryers, straightening irons, styling irons and hair-setters. Europe and North America account for the majority of our worldwide electric personal care product category sales. Our major competitors in the electric personal care product category are Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited.

The Hardware & Home Improvement segment has developed a market-leading franchise with leading brands, making it the most desired manufacturer among top home builders and major retailers. Hardware & Home Improvement is acclaimed as a market leader in the U.S. and Canadian lockset business. Competition within the industry varies based on location as well as product segment. The main source of competition for locks includes other third party manufacturers such as Schlage, a division of Ingersoll-Rand and private label import brands such as Defiant and Gatehouse. The major U.S. competitors of Pfister, the plumbing brand sold by our Hardware & Home Improvement segment, are Masco, Fortune Brands, Kohler and American Standard. Hardware & Home Improvement also competes with The Home Depot and Lowe’s private label brands.

Products in our small appliances category consist of small electrical appliances primarily in the kitchen and home product categories. Primary competitor brands in the small appliance category include Hamilton Beach, Procter Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Kitchen Aid, Cuisinart, Krups, Braun, Rival, Europro, Kenwood, Philips, Morphy Richards, Breville and Tefal.

The following factors contribute to our ability to succeed in these highly competitive product categories:

•

Strong Diversified Global Brand Portfolio. We have a global portfolio of well-recognized consumer product brands. We believe that the strength of our brands positions us to extend our product lines and provide our retail customers with strong sell-through to consumers.

•

Strong Global Retail Relationships. We have well-established business relationships with many of the top global retailers, distributors and wholesalers, which have assisted us in our efforts to expand our overall market penetration and promote sales.

•

Expansive Distribution Network. We distribute our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and Original Equipment Manufacturers.

•

Innovative New Products, Packaging and Technologies. We have a long history of product and packaging innovations in each of our seven product categories and continually seek to introduce new products both as extensions of existing product lines and as new product categories.

•

Experienced Management Team. Our management team has substantial consumer products experience. On average, each senior management team member has more than 20 years of experience at Spectrum, VARTA, Remington, Russell Hobbs or other branded consumer product companies such as Newell Rubbermaid and Schering-Plough.

Seasonal Product Sales

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for hardware and home improvement products increases during the spring and summer construction period (Spectrum's third and fourth fiscal quarters). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). Small Appliances peaks from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales and in the fall for the holiday season.

The seasonality of our sales during the last three fiscal years is as follows:

Percentage of Annual Sales

	Fiscal Year Ended
	September 30,
Fiscal Quarter Ended	2014	2013	2012
December	25%	21%	26%
March	23%	24%	23%
June	25%	27%	25%
September	27%	28%	26%

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

Highlights of Consolidated Operating Results

Net Sales. Net sales for Fiscal 2014 increased $343 million to $4,429 million from $4,086 million in Fiscal 2013, an 8% increase. The following table details the principal components of the change in net sales from Fiscal 2013 to Fiscal 2014 (in millions):

Net Sales
Fiscal 2013 Net Sales	$4,086
Increase in hardware and home improvement products	296
Increase in home and garden products	42
Increase in consumer batteries	28
Increase in electric personal care products	10
Increase in electric shaving and grooming products	2
Decrease in small appliances	(4)
Decrease in pet supplies	(23)
Foreign currency impact, net	(8)
Fiscal 2014 Net Sales	$4,429

Consolidated product line net sales by segment for Fiscal 2014 and Fiscal 2013 were as follows (in millions):

	Fiscal Year

	2014	2013
Product line net sales by segment
Global batteries and appliances
Consumer batteries	$958	$932
Small appliances	731	740
Electric shaving and grooming products	278	277
Electric personal care products	264	255
Total Global batteries and appliances	$2,231	$2,204
Hardware and home improvement	1,166	870
Global pet supplies	600	622
Home and garden	432	390
Total net sales to external customers	$4,429	$4,086

Global consumer battery sales increased $26 million, or 3%, during Fiscal 2014 compared to Fiscal 2013. Excluding the impact of negative foreign exchange of $2 million, global consumer battery sales increased $28 million. The constant currency increase in global consumer battery sales was attributable to increases in European and Latin American consumer battery sales of $24 million and $10 million, respectively, partially offset by a decrease in North American consumer battery sales of $6 million. The increase in European and Latin American sales were a result of retailer distribution gains, new customers and products, successful promotion activities and geographic expansion. The decrease in North America was primarily driven by the non-recurrence of approximately $10 million of flashlight sales in North America related to storm activity in the first quarter of Fiscal 2013.

Small appliance sales decreased $9 million, or 1%, during Fiscal 2014 versus Fiscal 2013. Excluding the negative foreign exchange impact of $5 million, small appliances decreased $4 million. Excluding foreign exchange impacts, North American sales declined $20 million, which was tempered by gains in Europe and Latin America of $13 million and $2 million, respectively. The North American sales declines were due to our exit of low-margin promotions in Fiscal 2014. The European and Latin American sales gains were attributable to promotions with existing retailers during Fiscal 2014, coupled with innovative new product launches.

Electric shaving and grooming product sales increased $1 million, or 1%, during Fiscal 2014 compared to Fiscal 2013. Excluding the impact of negative foreign exchange of $1 million, electric shaving and grooming product sales increased $2 million. The constant currency increase was attributable to European and Latin American sales gains of $5 million and $1 million, respectively, offset by a $4 million decline in North American sales. The gains in Europe and Latin America were due to innovative new product launches, promotional activities and expansion into new channels. The decrease in North America was due to the non-recurrence of promotions during the first quarter of Fiscal 2013 and customer inventory management.

Electric personal care sales increased $9 million, or 4%, in Fiscal 2014 versus Fiscal 2013. Geographically, excluding the impact of negative foreign exchange of $1 million, sales increased $5 million in Latin America, $3 million in Europe and $2 million in North America. Latin American sales gains were attributable to volume expansion in Colombia, successful hair care accessories product launches throughout Central America, distribution gains in Brazil and increased promotional activities. The increase in both European and North American sales was driven by innovative new products and successful promotions.

Hardware and home improvement sales increased $296 million, or 34%, during Fiscal 2014 compared to Fiscal 2013. On a proforma basis, as if the acquisition of the HHI Business had occurred at the beginning of the Fiscal 2013, hardware and home improvement sales increased $104 million, or 10%, to $1,166 million in Fiscal 2014 versus $1,062 million in Fiscal 2013. This increase was attributable to the residential security category which accounted for $91 million of the increase due to strong retail positioning in North America coupled with the continued recovery of the U.S. housing market. The plumbing category increased $17 million while the hardware product category decreased $2 million. The plumbing product category increased due to growth in the U.S. from both retail and non-retail channels. Also contributing to the Fiscal 2014 sales increase were sales related to the Tong Lung Metal Industry Co. Ltd., a Taiwan Corporation (the “TLM Business”), as prior year results did not include the TLM Business until April 8, 2013.

Global pet supplies sales decreased $22 million, or 4%, during Fiscal 2014 versus Fiscal 2013, which included a positive foreign currency exchange impact of $1 million. Excluding foreign exchange impacts, aquatic sales and companion animal sales decreased $19 million and $4 million, respectively. The decline in aquatic sales was driven by lower kit and equipment sales in North America and lower aquatic food sales internationally coupled with a one-time negative impact from product registration issues in Russia during the third and fourth quarter of Fiscal 2014. The decline in companion animal sales was driven by adverse weather in North America, which negatively affected retail store traffic during the second quarter of Fiscal 2014, and the non-recurrence of companion animal promotions that took place during the first quarter of Fiscal 2013.

Home and garden product sales increased $42 million, or 11%, in Fiscal 2014 versus Fiscal 2013. The sales gains were attributable to increases in repellent product sales and lawn and garden control sales of $23 million and $20 million, respectively. The repellent product sales increase was driven by market share gains, the extended selling season due to favorable weather and a $13 million increase due to the acquisition of The Liquid Fence Company, Inc. (“Liquid Fence”) on January 2, 2014. The increase in lawn and garden control sales was primarily driven by distribution gains at key retailers and the extended selling season discussed above. These gains were partially offset by a slight decline in household insect control sales of $1 million.

Gross Profit. Gross profit and gross profit margin for Fiscal 2014 was $1,569 million and 35.4% versus $1,390 million and 34.0%, respectively, for Fiscal 2013.  The increase in gross profit and improvement in gross profit margin was primarily attributable to an increase in sales, particularly the shift towards higher margin sales, and continuing cost improvements. In addition, the increase in gross profit margin was driven by the non-recurrence of a $31 million increase to cost of goods sold due to the sale of inventory during Fiscal 2013 that was revalued in connection with the acquisition of the HHI Business.

Operating Expenses. Operating expenses for Fiscal 2014 totaled $1,084 million compared to $1,037 million for Fiscal 2013. The $47 million increase in operating expenses during Fiscal 2014 is primarily attributable to an increase of $76 million in Selling and General and administrative expenses as a result of increased sales partially offset by a $28 million decrease in Acquisition and integration related charges as a result of the HHI Business acquisition in Fiscal 2013.

See Note 2, “Significant Accounting Policies—Acquisition and Integration Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration charges.

Segment Results. As discussed above, we manage our business in four reportable segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; (iii) Home and Garden Business; and (iv) Hardware & Home Improvement.

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

Financial information pertaining to our reportable segments is contained in Note 11, “Segment Information,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community which provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While we believe that Adjusted EBITDA is useful supplemental information, such adjusted results are not intended to replace our U.S. Generally Accepted Accounting Principles’ (“GAAP”) financial results and should be read in conjunction with those GAAP results.

Below are reconciliations of GAAP Net income, as adjusted, to Adjusted Earnings Before Interest and Taxes (“Adjusted EBIT”) and to Adjusted EBITDA for each segment and for Consolidated Spectrum Brands for Fiscal 2014 and Fiscal 2013:

	Global			Hardware &	Corporate /	Consolidated
	Batteries &	Global Pet	Home and	Home	Unallocated	Spectrum
Fiscal 2014	Appliances	Supplies	Garden	Improvement	Items(a)	Brands
	(in millions)
Net income (loss), as adjusted (a)	$235	$79	$88	$157	$(342)	$217
Income tax expense	—	—	—	—	59	59
Interest expense	—	—	—	—	202	202
Acquisition and integration related charges	8	—	1	4	7	20
Restructuring and related charges	11	3	—	8	1	23
Other (b)	—	—	—	—	1	1
Adjusted EBIT	$254	$82	$89	$169	$(72)	$522
Depreciation and amortization (c)	73	31	13	40	46	203
Adjusted EBITDA	$327	$113	$102	$209	$(26)	$725

	Global			Hardware &	Corporate /	Consolidated
	Batteries &	Global Pet	Home and	Home	Unallocated	Spectrum
Fiscal 2013	Appliances	Supplies	Garden	Improvement	Items(a)	Brands
	(in millions)
Net income (loss), as adjusted (a)	$214	$77	$78	$75	$(491)	$(47)
Pre-acquisition earnings of HHI(d)	—	—	—	30	—	30
Income tax expense	—	—	—	—	27	27
Interest expense	—	—	—	—	370	370
Acquisition and integration related charges	6	2	—	7	33	48
Restructuring and related charges	15	11	1	6	1	34
HHI Business inventory fair value adjustment	—	—	—	31	—	31
Venezuela devaluation	2	—	—	—	—	2
Adjusted EBIT	$237	$90	$79	$149	$(60)	$495
Depreciation and amortization (c)	67	30	11	32	43	183
Adjusted EBITDA	$304	$120	$90	$181	$(17)	$678

______________________________

(a)

It is the Company's policy to record Income tax expense and Interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)	Included in other are costs associated with onboarding for a key executive.
(c)	Included within depreciation and amortization is amortization of stock based compensation.
(d)

The Pre-acquisition earnings of HHI do not include the TLM Taiwan business as stand alone financial data is not available for the periods presented. The TLM Taiwan business is not deemed material to the Company's operating results.

Global Batteries & Appliances

	Fiscal Year
	2014	2013

Net sales to external customers	$2,231	$2,204
Segment profit	$257	$238
Segment profit as a % of net sales	11.5%	10.8%
Segment Adjusted EBITDA	$327	$304
Assets as of September 30	$2,152	$2,361

Global Batteries and Appliances net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profit in Fiscal 2014 increased to $257 million from $238 million in Fiscal 2013.  Segment profitability as a percentage of net sales increased slightly to 11.5% in Fiscal 2014 versus 10.8% in Fiscal 2013.  The increase in segment profit and segment profitably as a percentage of net sales were primarily attributable to increased sales and cost improvements, which were partially offset by unfavorable product mix and pricing pressures in the U.S. and Europe.

Segment Adjusted EBITDA in Fiscal 2014 increased to $327 million from $304 million in Fiscal 2013. The increase in segment Adjusted EBITDA was driven by the factors discussed above.

Segment assets at September 30, 2014 decreased to $2,152 million from $2,361 million at September 30, 2013. The decrease in segment assets of $209 million is primarily due to the transfer of $147 million in cash and cash equivalents from our Global Batteries and Appliances segment to Corporate, coupled with a decrease of $49 million in intangible assets.  Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased to $1,272 million at September 30, 2014 from $1,322 million at September 30, 2013 due to amortization of intangible assets, coupled with negative foreign exchange impacts.

Hardware & Home Improvement

	Fiscal Year
	2014	2013

Net sales to external customers	$1,166	$870
Segment profit	$172	$89
Segment profit as a % of net sales	14.8%	10.2%
Segment Adjusted EBITDA	$209	$181
Assets as of September 30	$1,629	$1,736

Results of the HHI Business, reported in the Hardware & Home Improvement segment, relate to operations subsequent to the acquisition date of December 17, 2012. A portion of the HHI Business, consisting of the TLM Business, is included in the results of the Hardware and Home Improvement segment subsequent to its acquisition on April 8, 2013.

Hardware and home improvement net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profit increased $83 million to $172 million in Fiscal 2014 compared to $89 million Fiscal 2013. Segment profitability as a percentage of net sales was 14.8% in Fiscal 2014 and 10.2% in Fiscal 2013. The increase in segment profit was primarily driven by the inclusion of the HHI Business for the entire Fiscal 2014.  Furthermore, the increase in segment profit and segment profit as a percentage of net sales was driven by the increase in sales and cost improvements, coupled with the non-recurrence of a $31 million increase to cost of goods sold in Fiscal 2013 which related to the sale of inventory revalued in connection with the acquisition.

Segment Adjusted EBITDA was $209 million in Fiscal 2014 compared to $181 million in Fiscal 2013.  The increase in Segment Adjusted EBITDA were driven by the increased sales, cost improvements and other factors discussed above.

Segment assets at September 30, 2014 decreased to $1,629 million from $1,736 million at September 30, 2013. The decrease of $107 million is primarily due to the transfer of $35 million in cash and cash equivalents from our Hardware and Home Improvement segment to Corporate, coupled with a decrease in intangible assets and property, plant and equipment of $21 million and $14 million, respectively, principally due to depreciation and amortization recognized in Fiscal 2014.

Global Pet Supplies

	Fiscal Year
	2014	2013

Net sales to external customers	$600	$622
Segment profit	$82	$91
Segment profit as a % of net sales	13.7%	14.6%
Segment Adjusted EBITDA	$113	$120
Assets as of September 30	$890	$949

Global Pet Supply net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profit decreased $9 million to $82 million in Fiscal 2014 compared to $91 million in Fiscal 2013 and segment profitability as a percentage of net sales in Fiscal 2014 decreased to 13.7%, compared to 14.6% in Fiscal 2013. The decrease in segment profit and profitability as a percentage of net sales were primarily driven by decreased sales and unfavorable product mix in Fiscal 2014 as compared to Fiscal 2013, which was partially offset by cost improvements in manufacturing and sourcing.

Segment Adjusted EBITDA in Fiscal 2014 decreased $7 million to $113 million from $120 million in Fiscal 2013. The decrease in Adjusted EBITDA was driven by the factors discussed above for segment profit.

Segment assets at September 30, 2014 decreased to $890 million from $949 million at September 30, 2013. The decrease in segment assets was primarily driven by a $13 million transfer of cash and cash equivalents from our Global Pet Supplies segment to Corporate, coupled with a $32 million decrease in goodwill and intangible assets.  Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased to $669 million at September 30, 2014 from $701 million at September 30, 2013 due to amortization of intangible assets coupled with negative foreign exchange impacts.

Home and Garden Business

	Fiscal Year
	2014	2013

Net sales to external customers	$432	$390
Segment profit	$89	$78
Segment profit as a % of net sales	20.6%	20.1%
Segment Adjusted EBITDA	$102	$90
Assets as of September 30	$527	$501

Home and Garden net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profitability in Fiscal 2014 increased $11 million to $89 million from $78 million in Fiscal 2013, driven by increased sales in Fiscal 2014 and the acquisition of Liquid Fence.  Segment profitability as a percentage of net sales in Fiscal 2014 increased to 20.6% from 20.1% in Fiscal 2013.

Segment Adjusted EBITDA increased $12 million to $102 million in Fiscal 2014 compared to segment Adjusted EBITDA of $90 million in Fiscal 2013 driven by the increase in net sales coupled with cost and operating expense improvements.

Segment assets at September 30, 2014 increased to $527 million from $501 million at September 30, 2013. The increased in segment assets was primarily driven by a $23 million increase in goodwill and intangible assets due to the acquisition of Liquid Fence. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, increased to $449 million at September 30, 2014, from $426 million at September 30, 2013.

See Note 15, “Acquisitions” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the Liquid Fence acquisition.

Corporate Expense. Our corporate expense was $73 million in Fiscal 2014 compared to $60 million in Fiscal 2013. The increase in corporate expense is primarily attributable to an increase of $5 million related to corporate support of the HHI business and other initiatives coupled with an increase in stock based compensation of $2 million and onboarding costs for a key executive.  Corporate expense as a percentage of consolidated net sales for Fiscal 2014 increased slightly to 1.6% versus 1.5% for Fiscal 2013 due to the factors discussed above.

Acquisition and Integration Related Charges. Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions. See Note 2, “Significant Accounting Policies—Acquisition and Integration Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration related charges.

Restructuring and Related Charges. See Note 14, “Restructuring and Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our Restructuring and related charges.

Interest Expense. Interest expense in Fiscal 2014 was $202 million compared to $370 million in Fiscal 2013. The decrease in interest expense in Fiscal 2014 of $174 million is primarily due to a non-recurrence of $122 million of costs related to extinguishment of our 9.5% Notes in Fiscal 2013 coupled with ongoing interest cost savings of $56 million from the refinancing of those notes.  The decrease in interest expense is also due to a non-recurrence of $29 million in costs and expenses related to the acquisition financing for the HHI Business in Fiscal 2013.  These savings were partially offset by $11 million in costs related to the refinancing of our Term Loan in Fiscal 2014, consisting of the write off of unamortized deferred financing fees and original issue discount, and the inclusion of a full year of interest related to the HHI Business financing in Fiscal 2014 versus a partial period in Fiscal 2013.  See Note 6, “Debt,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income Taxes. In Fiscal 2014, we recorded income tax expense of $59 million on pretax income from continuing operations of $276 million, and in Fiscal 2013, we recorded income tax expense of $27 million on a pretax loss from continuing operations of $20 million. Our effective tax rate on income from continuing operations was approximately 21% for Fiscal 2014. Our effective tax rate on our loss from continuing operations was approximately (136)% for Fiscal 2013. During Fiscal 2014, our effective tax rate differs from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35%. During Fiscal 2013, our effective tax rate differed from the U.S. federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on our net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes and (iii) the reversal of U.S. valuation allowances of $50 million on deferred tax assets as a result of the acquisition of the HHI Business. Additionally, in Fiscal 2013, the consolidated pretax income was close to break even, resulting in a higher effective tax rate as this rate is calculated by dividing tax expense into pretax income (loss) from continuing operations.

As of September 30, 2014, we have provided residual taxes on approximately $3 million of earnings not yet taxed in the U.S. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards (“NOLs”),  we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on future foreign earnings not considered to be permanently reinvested might have a material effect on our effective tax rate. As of September 30, 2014, we project approximately $2 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.

As of September 30, 2014, we have U.S. federal NOLs of approximately $1,084 million, with a federal tax benefit of $380 million and future tax benefits related to state NOLs of $70 million. We also have foreign NOLs of approximately $106 million.  During Fiscal 2014, we used approximately $302 million of U.S. NOLs, including $179 million from one-time internal restructuring and external debt refinancing activities.

The realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in future periods and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Accounting Standards Codification (“ASC”) Topic 740: “Income Taxes” (“ASC 740”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are required.

Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is approximately $327 million at September 30, 2014. Of this amount, approximately $293 million relates to U.S. net deferred tax assets and approximately $34 million relates to foreign net deferred tax assets.

For Fiscal 2014, we generated domestic pretax profits of $83 million. Should we continue to generate domestic pretax profits in subsequent periods, there is a reasonable possibility that some or most of the domestic valuation allowance of $293 million could be released at some future date, which could result in a material tax benefit. We estimate that $122 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic income generated due to prior period ownership changes that limit the amount of NOLs we can use.

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize the impact of a tax position if that position is more likely than not to be sustained on audit based on the technical merits of the position. As of September 30, 2014 and September 30, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $12 million and $14 million, respectively.

See Note 9, “Income Taxes,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding income taxes.

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

Highlights of Consolidated Operating Results

Net Sales. Net sales for Fiscal 2013 increased $834 million to $4,086 million from $3,252 million in Fiscal 2012, a 26% increase. The following table details the principal components of the change in net sales from Fiscal 2012 to Fiscal 2013 (in millions):

Net Sales
Fiscal 2012 Net Sales	$3,252
Addition of hardware and home improvement products	870
Increase in pet supplies	12
Increase in electric personal care products	5
Increase in home and garden products	3
Decrease in electric shaving and grooming products	(1)
Decrease in consumer batteries	(9)
Decrease in small appliances	(27)
Foreign currency impact, net	(19)
Fiscal 2013 Net Sales	$4,086

Consolidated net sales by product line for Fiscal 2013 and Fiscal 2012 are as follows (in millions):

	Fiscal Year
	2013	2012
Product line net sales by segment
Global batteries and appliances
Consumer batteries	$932	$949
Small appliances	740	772
Electric shaving and grooming products	277	279
Electric personal care products	255	250
Total Global batteries and appliances	$2,204	$2,250
Hardware and home improvement products	870	—
Global pet supplies	622	615
Home and garden	390	387
Total net sales to external customers	$4,086	$3,252

Global consumer battery sales decreased $17 million, or 2%, during Fiscal 2013 compared to Fiscal 2012. Excluding the impact of negative foreign exchange of $8 million, global consumer battery sales decreased $9 million. The constant currency decrease in global consumer battery sales was primarily attributable to the non-recurrence of promotions, timing of holiday shipments and inventory management at key customers, tempered by new customer listings and expansion into new channels.

Small appliance sales decreased $32 million, or 4%, during Fiscal 2013 versus Fiscal 2012, primarily attributable to declines in North American sales of $45 million and negative foreign exchange impacts of $4 million, partially offset by a $17 million increase in European small appliance sales. The North American sales declines resulted from the planned exit of certain low margin products. Strong small appliances sales in Europe were driven by market share gains in the United Kingdom, regional expansion in both Eastern and Western Europe and successful new product introductions.

Electric shaving and grooming product sales decreased $2 million, or 1%, during Fiscal 2013 compared to Fiscal 2012, attributable to an $11 million decline in North American sales and $1 million of negative foreign currency impacts, partially offset by an increase of $10 million in European sales and a slight increase in Latin American sales. North American sales declined as a result of labor disruptions at U.S. ports of entry during the peak holiday period in Fiscal 2013, coupled with decreased retail space available for the product category at a major retailer and customer inventory management. European sales gains were driven by successful new product launches and promotions, market growth, increased distribution and customer gains. The gain in Latin American sales was driven by expansion in Brazil due to successful new product launches and distribution gains, tempered by lower sales to customers who export to Venezuela and import restrictions in Argentina.

Electric personal care sales increased $5 million, or 2%, in Fiscal 2013 versus Fiscal 2012, resulting from a sales increase of $8 million in Europe, driven by new innovative products, coupled with additional distribution channels and customer gains. The gains were tempered by a $3 million decline in Latin American sales, resulting from decreased promotions and lower sales to customers who export to Venezuela, partially offset by distribution gains in Brazil and Central America.

Hardware and home improvement sales were $870 million for Fiscal 2013, reflecting the results of the HHI Business subsequent to the acquisition on December 17, 2012. Proforma net sales for Fiscal 2013 and Fiscal 2012 as if the acquisition had occurred at the beginning of both periods were $1,062 million and $974 million, respectively. The Fiscal 2013 sales growth was driven by double-digit improvements in the HHI Business' U.S. residential security and plumbing categories due to the housing market recovery. The results of TLM Taiwan are included in the results of hardware and home improvement sales subsequent to its acquisition on April 8, 2013.

Global pet supplies sales increased $7 million, or 1%, during Fiscal 2013 versus Fiscal 2012, driven by increased companion animal sales of $16 million, tempered by a $4 million decline in aquatics sales and $5 million of negative foreign currency impacts. Gains in companion animal sales resulted from strong growth in the Dingo and FURminator brands, expansion in Europe, new product launches and the inclusion of FURminator sales during all of Fiscal 2013 as the acquisition was completed on December 22, 2011. The decline in aquatic sales was primarily due to a decline in tropical food and outdoor pond product sales in Europe as a result of a later arrival of the spring season due to cooler temperatures.

Home and garden product sales increased $3 million, or 1%, in Fiscal 2013 versus Fiscal 2012, driven by a $4 million increase in lawn and garden control sales resulting from an extension to the season due to favorable fall weather, combined with reduced returns and more efficient trade spending. The negative impact on household insect control sales due to a late spring season was offset by increased year over year fourth quarter sales driven by the extension of the season due to favorable fall weather and gains in the first quarter of Fiscal 2013 from new retail distribution. Also contributing to the sales gains was the inclusion of Black Flag sales during all of Fiscal 2013, as the acquisition was completed on October 31, 2011, and retail replenishment following strong retail sales in the fourth quarter of Fiscal 2012.

Gross Profit. Gross profit for Fiscal 2013 was $1,390 million versus $1,116 million for Fiscal 2012. The increase in gross profit was driven by the acquisition of the HHI Business which contributed $273 million in Gross profit in Fiscal 2013. Our gross profit margin for Fiscal 2013 decreased slightly to 34.0% from 34.3% in Fiscal 2012. The slight decline in gross profit margin was driven by a $31 million increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of the HHI Business, which offset improvements to gross profit resulting from the exit of low margin products in our small appliances category.

Operating Expenses. Operating expenses for Fiscal 2013 totaled $1,037 million compared to $810 million for Fiscal 2012. The $227 million increase in operating expenses during Fiscal 2013 is primarily attributable to the acquisition of the HHI Business which accounted for $190 million in operating expenses and led to a $17 million increase in Acquisition and integration related charges. Furthermore, we incurred a $14 million increase in Restructuring and related charges primarily related to the Global Expense Rationalization initiatives announced in Fiscal 2013 and an $18 million increase in stock compensation expense. These increases were tempered by $8 million in savings across all segments from our cost reduction initiatives and positive foreign exchange impacts of $4 million.

See Note 2, “Significant Accounting Policies—Acquisition and Integration Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration charges.

See Note 14, “Restructuring and Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Restructuring and related charges.

Segment Results. As discussed above, we manage our business in four reportable segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; (iii) Home and Garden Business; and (iv) Hardware & Home Improvement.

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

Financial information pertaining to our reportable segments is contained in Note 11, “Segment Information,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is a metric used by management and frequently used by the financial community which provides insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt and is one of the measures used for determining our debt covenant compliance. Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. While we believe that Adjusted EBITDA is useful supplemental information, such adjusted results are not intended to replace our Generally Accepted Accounting Principles’ (“GAAP”) financial results and should be read in conjunction with those GAAP results.

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted Earnings Before Interest and Taxes (“Adjusted EBIT”) and to Adjusted EBITDA for each segment and for Consolidated Spectrum Brands for Fiscal 2013 and Fiscal 2012:

	Global			Hardware &	Corporate /	Consolidated
	Batteries &	Global Pet	Home and	Home	Unallocated	Spectrum
Fiscal 2013	Appliances	Supplies	Garden	Improvement	Items(a)	Brands
	(in millions)
Net income (loss), as adjusted (a)	$214	$77	$78	$75	$(491)	$(47)
Pre-acquisition earnings of HHI(b)	—	—	—	30	—	30
Income tax expense	—	—	—	—	27	27
Interest expense	—	—	—	—	370	370
Acquisition and integration related charges	6	2	—	7	33	48
Restructuring and related charges	15	11	1	6	1	34
HHI Business inventory fair value adjustment	—	—	—	31	—	31
Venezuela devaluation	2	—	—	—	—	2
Adjusted EBIT	$237	$90	$79	$149	$(60)	$495
Depreciation and amortization (c)	67	30	11	32	43	183
Adjusted EBITDA	$304	$120	$90	$181	$(17)	$678

	Global			Hardware &	Corporate /	Consolidated
	Batteries &	Global Pet	Home and	Home	Unallocated	Spectrum
Fiscal 2012	Appliances	Supplies	Garden	Improvement	Items(a)	Brands
	(in millions)
Net income (loss), as adjusted (a)	$221	$70	$71	$—	$(313)	$49
Pre-acquisition earnings of HHI(b)	—	—	—	183	—	183
Income tax expense	—	—	—	—	60	60
Interest expense	—	—	—	—	192	192
Acquisition and integration related charges	15	5	2	—	9	31
Restructuring and related charges	7	10	1	—	1	19
Adjusted EBIT	$243	$85	$74	$183	$(51)	$534
Depreciation and amortization (c)	64	28	13	—	29	134
Adjusted EBITDA	$307	$113	$87	$183	$(22)	$668

  ______________________________

(a)

It is the Company's policy to record Income tax expense and interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)

The Pre-acquisition earnings of HHI do not include the TLM Taiwan business as stand alone financial data is not available for the periods presented. The TLM Taiwan business is not deemed material to the Company's operating results.

(c)	Included within depreciation and amortization is amortization of stock based compensation.

Global Batteries & Appliances

	Fiscal Year
	2013	2012

Net sales to external customers	$2,204	$2,250
Segment profit	$238	$244
Segment profit as a % of net sales	10.8%	10.9%
Segment Adjusted EBITDA	$304	$307
Assets as of September 30	$2,361	$2,243

Global Batteries and Appliances net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profit in Fiscal 2013 decreased to $238 million from $244 million in Fiscal 2012, primarily attributable to unfavorable product mix and pricing pressures in the U.S, coupled with the decrease in sales discussed above. Segment profitability as a percentage of net sales decreased slightly to 10.8% in Fiscal 2013 versus 10.9% in Fiscal 2012, driven by unfavorable mix and pricing pressures in the U.S., which offset gains from the exit of low margin products in the small appliances category.

Segment Adjusted EBITDA in Fiscal 2013 decreased to $304 million from $307 million in Fiscal 2012. The decrease in segment Adjusted EBITDA was driven by the factors discussed above for the decline in segment profit.

Segment assets at September 30, 2013 increased to $2,361 million from $2,243 million at September 30, 2012. The increase is primarily due to the acquisition of Shaser. Goodwill and intangible assets, which are a direct result of the revaluation impacts of fresh-start reporting which occurred during the year ended September 30, 2009 (“Fiscal 2009”) and acquisitions, increased to $1,322 million at September 30, 2013 from $1,261 million at September 30, 2012, primarily due to the acquisition of Shaser.

Hardware & Home Improvement

	Fiscal Year
	2013	2012

Net sales to external customers	$870	$-
Segment profit	$89	$-
Segment profit as a % of net sales	10.2%	-%
Segment Adjusted EBITDA	$181	$-
Assets as of September 30	$1,736	$-

Results of the HHI Business, reported as a separate business segment, Hardware & Home Improvement relate to operations subsequent to the acquisition date, December 17, 2012. The results of TLM Taiwan are reflected in the Hardware & Home Improvement segment subsequent to its acquisition on April 8, 2013.

Hardware and Home Improvement net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profit in Fiscal 2013 was $89 million. Segment profitability as a percentage of net sales in Fiscal 2013 was 10.2%. Segment profitability was negatively impacted by a $31 million increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition.

Including pre-acquisition earnings of the HHI Business, segment Adjusted EBITDA was $181 million in Fiscal 2013.

Segment assets at September 30, 2013 were $1,736 million. Goodwill and intangible assets were $1,192 million at September 30, 2013.

See Note 15, “Acquisitions” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the HHI Business acquisition.

Global Pet Supplies

	Fiscal Year
	2013	2012

Net sales to external customers	$622	$615
Segment profit	$91	$86
Segment profit as a % of net sales	14.6%	14.0%
Segment Adjusted EBITDA	$120	$113
Assets as of September 30	$949	$956

Global Pet Supply net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profit increased $5 million to $91 million in Fiscal 2013 compared to $86 million in Fiscal 2012. Segment profitability as a percentage of net sales in Fiscal 2013 increased to 14.6%, compared to 14.0% in the same period last year. The increase in segment profit and profitability as a percentage of net sales was driven by cost improvements and operating expense reductions, which offset increased cost of goods sold and unfavorable product mix in Fiscal 2013 versus Fiscal 2012.

Segment Adjusted EBITDA in Fiscal 2013 increased $7 million to $120 million from $113 million in Fiscal 2012. The increase in Adjusted EBITDA was driven by the factors discussed above for segment profit.

Segment assets at September 30, 2013 decreased slightly to $949 million from $956 million at September 30, 2012. Goodwill and intangible assets, which are substantially the result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased to $701 million at September 30, 2013 from $715 million at September 30, 2012 due to amortization of intangible assets, tempered by positive foreign exchange impacts.

Home and Garden Business

	Fiscal Year
	2013	2012

Net sales to external customers	$390	$387
Segment profit	$78	$74
Segment profit as a % of net sales	20.1%	19.0%
Segment Adjusted EBITDA	$90	$87
Assets as of September 30	$501	$508

Home and Garden net sales to external customers are discussed in the “Product line net sales by segment” discussion above.

Segment profitability in Fiscal 2013 increased $4 million to $78 million from $74 million in Fiscal 2012, driven by the increase in lawn and garden control sales and strong expense management. Segment profitability as a percentage of net sales in Fiscal 2013 improved to 20.1% from 19.0% in Fiscal 2012, as a result of strong expense management.

Segment Adjusted EBITDA improved $3 million to $90 million in Fiscal 2013 compared to segment Adjusted EBITDA of $87 million in Fiscal 2012, driven by the increase in net sales coupled with cost and operating expense improvements.

Segment assets at September 30, 2013 decreased to $501 million from $508 million at September 30, 2012. Goodwill and intangible assets, which are substantially a result of the revaluation impacts of fresh-start reporting during Fiscal 2009 and acquisitions, decreased to $426 million at September 30, 2013, from $433 million at September 30, 2012, driven by amortization of intangible assets.

Corporate Expense. Our corporate expense was $60 million in Fiscal 2013 compared to $52 million in Fiscal 2012. This increase is primarily attributable to an $18 million increase in stock based compensation expense, tempered by operating expense improvements.  Corporate expense as a percentage of consolidated net sales for Fiscal 2013 remained constant with Fiscal 2012 at 1.5%.

Acquisition and Integration Related Charges. Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions. See Note 2, "Significant Accounting Policies—Acquisition and Integration Related Charges," of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our Acquisition and integration charges.

Restructuring and Related Charges. See Note 14, “Restructuring and Related Charges,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our restructuring and related charges.

Interest Expense. Interest expense in Fiscal 2013 was $370 million compared to $192 million in Fiscal 2012. The increase in interest expense in Fiscal 2013 of $178 million is primarily due to costs and expenses related to the extinguishment of our 9.5% Notes and the financing of the acquisition of the HHI Business coupled with higher ongoing interest expense related to the debt issued in connection with that acquisition, partially offset by the non-recurrence of costs and expenses related to the extinguishment of our 12% Notes in Fiscal 2012.  We incurred $122 million of costs related to the extinguishment of our 9.5% Notes including cash tender, consent and redemption premium costs totaling $111 million and non-cash costs for the write off of unamortized deferred financing fees less unamortized original issue premium totaling $11 million. We incurred $23 million in costs and expenses related to the acquisition financing for the HHI Business including cash costs of $24 million for bridge financing fees and transaction costs, along with non-cash costs of $5 million related to the write-off of debt issuance costs and original issue discount on the former term loan facility. In addition, we incurred $69 million of ongoing cash interest expense related to the debt incurred for the acquisition of the HHI Business. The higher expense incurred in Fiscal 2013 was partially offset by the non-recurrence of $25 million of cash and $2 million of non-cash costs incurred in connection with the extinguishment of our 12% Notes, savings related to the extinguishments of the 12% Notes and the 9.5% Notes coupled with other items netting to reduced interest of $9 million. See Note 6, “Debt,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income Taxes. In Fiscal 2013, we recorded income tax expense of $27 million on a pretax loss from continuing operations of $20 million, and in Fiscal 2012, we recorded income tax expense of $60 million on pretax income from continuing operations of $113 million. Our effective tax rate on our loss from continuing operations was approximately (136)% for Fiscal 2013. Our effective tax rate on income from continuing operations was approximately 53% for Fiscal 2012.  Our effective tax rates differ from the U.S. federal statutory rate of 35% principally due to: (i) losses in the U.S. and certain foreign jurisdictions for which no tax benefit can be recognized due to full valuation allowances that have been provided on our net operating loss carryforward tax benefits and other deferred tax assets; (ii) deferred income tax expense related to the change in book versus tax basis of indefinite lived intangibles, which are amortized for tax purposes but not for book purposes, and (iii) the reversal in Fiscal 2013 of U.S. valuation allowances of $50 million on deferred tax assets as a result of the acquisition of the HHI Business and the reversal in Fiscal 2012 of U.S. valuation allowances of $15 million on deferred tax assets as a result of the FURminator acquisition. Additionally, in Fiscal 2013, the consolidated pretax income was close to break even, resulting in a higher effective tax rate as this rate is calculated by dividing tax expense into pretax income (loss).

In light of our plans to voluntarily pay down our U.S. debt, fund distributions to shareholders, fund U.S. acquisitions, and our ongoing U.S. operational cash flow requirements, in Fiscal 2012 we began recording residual U.S. and foreign taxes on current foreign earnings, which we do not consider to be permanently reinvested, except for locations precluded by local legal restrictions from repatriating earnings. We evaluate annually the available earnings, permanent reinvestment classification and availability of and management’s intent to use alternative mechanisms for repatriation for each jurisdiction in which we do business. As of September 30, 2013, we have provided residual taxes on approximately $46 million of earnings not yet taxed in the U.S. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of these foreign earnings. Should the U.S. valuation allowance be released at some future date, the U.S. tax on foreign earnings not considered to be permanently reinvested might have a material effect on our effective tax rate. For Fiscal 2013, we expect approximately $3 million of additional tax expense from non-U.S. withholding and other taxes to be incurred on repatriation of current earnings.

As of September 30, 2013, we have U.S. federal and state net operating loss carryforwards of approximately $1,502 million and $1,538 million, respectively. These net operating loss carryforwards expire through years ending in 2033. We also have foreign loss carryforwards of approximately $111 million, which will expire beginning in 2014. Certain of the foreign net operating losses have indefinite carryforward periods. We have had multiple changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that subject our U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation on our use of these carryforwards is based on a number of factors including the value of our stock (as defined for tax purposes) on the date of the ownership change, our net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes), if any. In addition, separate return year limitations apply to limit our utilization of the acquired Russell Hobbs U.S. federal and state net operating losses to future income of the Russell Hobbs subgroup. Based on these factors, we estimate that $301 million of the total U.S. federal and $358 million of the state net operating loss would expire unused even if the Company generates sufficient income to otherwise use all its NOLs. In addition, we project that $103 million of the total foreign net operating loss carryforwards will expire unused. We have provided a full valuation allowance against these deferred tax assets as well.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Accounting Standards Codification (“ASC”) Topic 740: “Income Taxes” (“ASC 740”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are required.

Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is approximately $449 million at September 30, 2013. Of this amount, approximately $416 million relates to U.S. net deferred tax assets and approximately $33 million relates to foreign net deferred tax assets. Our total valuation allowance was approximately $382 million at September 30, 2012. Of this amount, approximately $347 million related to U.S. net deferred tax assets and approximately $35 million related to foreign net deferred tax assets. As a result of the purchase of the HHI Business, we reversed $50 million of U.S. valuation allowance during Fiscal 2013. As a result of the purchase of FURminator, we released $15 million of U.S. valuation allowance during Fiscal 2012. These releases were attributable to the net deferred tax liabilities recorded on the opening balance sheets of the acquired companies in purchase accounting, which offset other U.S. net deferred tax assets.

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on the technical merits of the position. As of September 30, 2013 and September 30, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods was $14 million and $6 million, respectively. See Note 9, “Income Taxes,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

Operating Activities. Cash provided by operating activities totaled $435 million during Fiscal 2014 compared to $258 million during Fiscal 2013. The $177 million increase in cash provided by operating activities was primarily due to:

•	Cash generated from higher adjusted EBITDA of $79 million, excluding pre-acquisition earnings of the HHI Business;
•	A $68 million generation of cash from working capital and other items driven by lower accounts receivable and inventory, partially offset by lower accounts payable and other working capital items;
•	Lower cash payments for interest of $46 million;
•	Lower cash acquisition, integration and restructuring related costs of $14 million

Offset by,

•	Higher cash payments for income taxes of $31 million.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2015, through a combination of cash on hand, cash flow from operations and funds available for borrowings under our ABL Revolving Credit Facility. Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under our ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs.

At September 30, 2014, there are no significant foreign cash balances available for repatriation. For Fiscal 2015, we expect to generate between $75 million and $125 million of foreign cash that may be repatriated for general corporate purposes.

See Item 1A. Risk Factors, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.

Investing Activities. Net cash used by investing activities was $94 million for Fiscal 2014 compared to $1,477 million for Fiscal 2013. The $1,383 million decrease in cash used by investing activities in Fiscal 2014 was primarily driven by a decrease in cash used for acquisitions of $1,366 million, which related to the $1,351 million purchase, net of cash acquired, of the HHI Business, and the $43 million purchase, net of cash acquired, of Shaser in Fiscal 2013, compared to a $28 million purchase, net of cash acquired, of Liquid Fence in Fiscal 2014.

We expect to make investments in capital projects similar to historical levels, as well as incremental investments in high return cost reduction projects slightly above historical levels.

Financing Activities

Debt Financing

At September 30, 2014 we had the following debt instruments outstanding: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $648 million principal due September 4, 2017 (“Tranche A”), $510 million principal due September 4, 2019 (“Tranche C”), $34 million Canadian dollar denominated principal due December 17, 2019 (“CAD Term Loan”) and $283 million Euro denominated principal due September 4, 2019 (“Euro Term Loan”) (together, the “Term Loan”); (ii) $300 million 6.75% unsecured notes (the “6.75% Notes”); (iii) $520 million 6.375% unsecured notes (the “6.375% Notes”); (iv) $570 million 6.625% unsecured notes (the “6.625% Notes”); and (v) a $400 million asset based lending revolving credit facility (the “ABL Facility”).

At September 30, 2014, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing both the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes and the credit agreement governing the ABL Revolving Credit Facility (the “ABL Credit Agreement”).

From time to time we may repurchase our existing indebtedness, including outstanding securities of Spectrum Brands or its subsidiaries, in the open market or otherwise.

See Note 6, “Debt,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our outstanding debt.

Financing Activities.  Net cash used by financing activities was $338 million for Fiscal 2014 versus net cash provided by financing activities of $1,263 million for Fiscal 2013.

The Fiscal 2014 net cash used consisted of the following: (i) proceeds related to the issuance of $524 million of Term Debt; (ii) a use of $765 million to repay debt under the Senior Credit Facilities; (iii) a use to pay $77 million of dividends; (iv) a use to pay share-based tax withholdings of employees for vested stock awards of $25 million; (v) a use to pay $5 million of debt issuance costs; and (vi) proceeds of $10 million for other financing activities.

The Fiscal 2013 cash proceeds consisted of the following:  (i) proceeds related to the issuance $1,936 million of Term Debt; (ii) proceeds related to issuance of $570 million of 6.625% Notes and $520 million of 6.375% Notes;(iii) a use of $1,061 million to extinguish $950 million of our 9.5% Notes, which included tender and call premium of $111 million; (iv) a use of $571 million to repay debt under the Senior Credit Facilities; (v) a use to pay $61 million of debt issuance costs; (vi) a use to pay $89 million of dividends; (vii) a use to pay share-based tax withholdings of employees for vested stock awards of $20 million; (viii) proceeds from a  $28 million contribution from our parent; and (ix) $11 million of proceeds from other financing activities.  The primary use of the net proceeds from borrowings was to fund the acquisitions discussed within “Liquidity and Capital Resources - Investing Activities.”

Interest Payments and Fees

In addition to principal payments on our debt obligations mentioned above, we have annual interest payment obligations of approximately $141 million in the aggregate. This includes interest under our 6.375% Notes of approximately $33 million, interest under our 6.625% Notes of approximately $38 million and interest under our 6.75% Notes of approximately $20 million and interest under our Term Loan and ABL Facility of approximately $50 million. Interest on our debt is payable in cash. Interest on the 6.375% Notes, the 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the ABL Facility is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to 0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

Equity Financing Activities

During Fiscal 2014, we granted approximately 641 thousand shares of SB Holdings’ restricted stock units to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $49 million, which represented unearned restricted stock compensation. Such unearned compensation is amortized to expense over the appropriate vesting period.

From time to time we may repurchase our outstanding shares of Common Stock in the open market or otherwise.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2015	2016	2017	2018	2019	Thereafter	Total
Debt, excluding capital lease obligations	$106	$69	$552	$8	$761	$1,422	$2,918
Interest payments excluding capital lease obligations	145	140	138	121	119	165	828
Capital lease obligations (1)	13	13	13	9	9	87	144
Operating lease obligations	37	33	29	19	14	32	164
Employee benefit obligations(2)	12	11	11	11	12	65	122
Total Contractual Obligations(3)	$313	$266	$743	$168	$915	$1,771	$4,176

 ______________________________

(1)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K.
(2)

Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. For additional information about our employee benefit obligations, see Note 10, “Employee Benefit Plans,” of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

(3)

At September 30, 2014, our Consolidated Statements of Financial Position includes tax reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations. The Company cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized.

Other Commercial Commitments

The following table summarizes our other commercial commitments as of September 30, 2014, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities, insurance policies and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal year
	2015	2016	2017	2018	2019	Thereafter	Total
Letters of credit	$39	$15	$—	$—	$—	$—	$54
Total Other Commercial Commitments	$39	$15	$—	$—	$—	$—	$54

Critical Accounting Policies

Our Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP and fairly present our financial position and results of operations. We believe the following accounting policies are critical to an understanding of our financial statements. The application of these policies requires management’s judgment and estimates in areas that are inherently uncertain.

Valuation of Assets and Asset Impairment

We evaluate certain long-lived assets to be held and used, such as property, plant and equipment and definite-lived intangible assets for impairment based on the expected future cash flows or earnings projections associated with such assets. Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not support the carrying value of the asset. The estimation of such amounts requires management’s judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2014, Fiscal 2013 and Fiscal 2012, we tested our goodwill and indefinite-lived intangible assets as required. As a result of this testing, there were no impairment charges in Fiscal 2014, Fiscal 2013 and Fiscal 2012.

We used a discounted estimated future cash flows methodology to determine the fair value of our reporting units (goodwill). Fair value of indefinite-lived intangible assets, which represent trade names, was determined using a relief from royalty methodology. Assumptions critical to our fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) royalty rates used in our trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. We also tested the aggregate estimated fair value of our reporting units for reasonableness by comparison to our total market capitalization, which includes both our equity and debt securities. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

The fair values of our Global Batteries & Appliances, Hardware & Home Improvement, Global Pet Supplies and Home and Garden Business reporting units, which are also our segments, exceeded their carry values by 87%, 47%, 80% and 146%, respectively, as of the date of our latest annual impairment testing.

See Note 2(h), “Significant Accounting Policies and Practices—Property, Plant and Equipment,” Note 2(i), “Significant Accounting Policies and Practices—Intangible Assets;” Note 4, “Property, Plant and Equipment;” and Note 5, “Goodwill and Intangible Assets,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these assets.

Revenue Recognition and Concentration of Credit Risk

We recognize revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed provided that: there are no uncertainties regarding customer acceptance, there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable and ability to collect is deemed to be reasonably assured. We are generally not obligated to allow for, and our general policy is not to accept, product returns for battery sales. We do accept returns in specific instances related to our hardware and home improvement, electric shaving and grooming, electric personal care, home and garden, small appliances and pet supply products. The provision for customer returns is based on historical sales and returns and other relevant information. We estimate and accrue the cost of returns, which are treated as a reduction of net sales.

We enter into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from us based on the level of their purchases, which require us to estimate and accrue the costs of the promotional programs. These costs are generally treated as a reduction of net sales.

We also enter into promotional arrangements that target the ultimate consumer. Such arrangements are treated as either a reduction in net sales or an increase in cost of sales, based on the type of promotional program. The income statement presentation of our promotional arrangements complies with ASC Topic 605: “Revenue Recognition.” Cash consideration, or an equivalent thereto, given to a customer is generally classified as a reduction of net sales. If we provide a customer anything other than cash, the cost of the consideration is classified as an expense and included in cost of sales.

For all types of promotional arrangements and programs, we monitor our commitments and use statistical measures and past experience to determine the amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of our customer-related promotional arrangements and programs are tailored to each customer and are generally documented through written contracts, correspondence or other communications with the individual customers.

We also enter into various arrangements, primarily with retail customers, which require us to make an upfront cash or “slotting” payment to secure the right to distribute through such customer. We capitalize slotting payments provided the payments are supported by a time or volume based arrangement with the retailer, and amortize the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in net sales and a corresponding asset is reported in Deferred charges and other in our Consolidated Statements of Financial Position included in this Annual Report on Form 10-K.

Our trade receivables subject us to credit risk which is evaluated based on changing economic, political and specific customer conditions. We assess these risks and make provisions for the ability to collect based on our best estimate of the risks presented and information available at the date of the financial statements. The use of different assumptions may change our estimate of the ability to collect. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our credit terms generally range between 30 and 90 days from invoice date, depending upon the evaluation of the customer’s financial condition and history. We monitor our customers’ credit and financial condition in order to assess whether the economic conditions have changed and adjust our credit policies with respect to any individual customer as we determine appropriate. These adjustments may include, but are not limited to, restricting shipments to customers, reducing credit limits, shortening credit terms, requiring cash payments in advance of shipment or securing credit insurance.

See Note 2(b), “Significant Accounting Policies and Practices—Revenue Recognition;” Note 2(c), “Significant Accounting Policies and Practices—Use of Estimates” and Note 2(e), “Significant Accounting Policies and Practices—Concentrations of Credit Risk and Major Customers;” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about our revenue recognition and credit policies.

Pensions

Our accounting for pension benefits is primarily based on a discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Our pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, we used discount rates of 2.0% to 13.5% in Fiscal 2014 and of 1.8% to 13.0% in Fiscal 2013. In adjusting the discount rates from Fiscal 2013 to Fiscal 2014, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rates used are reflective of the rates at which the pension benefits could be effectively settled.

Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used expected returns on plan assets of 2.0% to 7.5% in Fiscal 2014 and 3.6% to 7.8% in Fiscal 2013. Based on the advice of our independent actuary, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. If such expected returns were overstated, it would ultimately increase future pension expense and required funding contributions. Similarly, an understatement of the expected return would ultimately decrease future pension expense and required funding contributions. If plan assets decline due to poor performance by the markets and/or interest rates decline resulting in a lower discount rate, our pension liability will increase, ultimately increasing future pension expense and required funding contributions.

See Note 10, “Employee Benefit Plans,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans.

Restructuring and Related Charges

Restructuring charges are recognized and measured in accordance with the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”) and ASC Topic 712: “Compensation – Nonretirement Post-Employment Benefits,” (ASC 712”). Under ASC 420 and ASC 712, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by us, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by us after evaluating detailed analyses of the costs to be incurred. We present restructuring and related charges on a combined basis.

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by us to exit certain activities. Costs for such activities are estimated by us after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit activities. While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as we execute a restructuring plan.

We report restructuring and related charges associated with manufacturing and related initiatives in cost of goods sold. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the restructuring initiatives implemented.

We report restructuring and related charges associated with administrative functions in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the initiatives implemented.

See Note 14, “Restructuring and Related Charges” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our restructuring initiatives and related costs.

Accounting for Acquisitions

Accounting for acquisitions requires us to recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquired entity. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration, the fair value of acquired intangible assets, which involve projections of future revenues, cash flows and terminal value, that are then either discounted at an estimated discount rate or measured at an estimated royalty rate, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives of the assets. The projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for our business. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.

See Note 15, “Acquisitions” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of ASC 805 purchase accounting valuation assumptions.

Deferred Income Tax Asset and Other Tax Reserves

We assess our deferred tax asset and record a valuation allowance, when necessary, to reduce our deferred tax asset to the amount that is more likely than not to be realized. We have considered future taxable income, taxable temporary differences and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period we made that determination.

We establish reserves when, despite our belief that our tax returns are fully supportable, we believe that certain positions may be challenged and ultimately modified. We adjust the reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of income tax related reserve positions and changes to income tax reserves that we consider appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. Tax reserves are presented on the balance sheet in other liabilities.

See Note 9, “Income Taxes” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Loss Contingencies

Loss contingencies are recorded as liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The outcome of existing litigation, the impact of environmental matters and pending or potential examinations by various taxing authorities are examples of situations evaluated as loss contingencies. Estimating the probability and magnitude of losses is often dependent upon management’s judgment of potential actions by third parties and regulators. It is possible that changes in estimates or an increased probability of an unfavorable outcome could materially affect our business, financial condition or results of operations.

See further discussion in Item 3, Legal Proceedings, and Note 12, “Commitments and Contingencies,” of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Significant Accounting Policies

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding the Consolidated Financial Statements included in this Annual Report on Form 10-K. The Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K contain additional information related to our accounting policies, and should be read in conjunction with this discussion.

New Accounting Pronouncements

Revenue recognition

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations.  This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.  This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures.  This ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2018.  We have not selected a method for adoption nor determined the potential effects on our consolidated financial statements.

Presentation of Unrecognized Tax Benefit

In July 2013, the FASB issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how we historically accounted for unrecognized tax benefits in our Consolidated Statements of Financial Position, and therefore, we do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We, when appropriate, use derivative financial instruments to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 7, “Derivative Financial Instruments,” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Foreign Exchange Risk

We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, Australian Dollars and Brazilian Reals. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

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

At September 30, 2014, the potential change in fair value of our outstanding interest rate derivative instruments assuming a 1 percent unfavorable shift in interest rates would be a loss of $4 million.  The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on our variable rate Term Loan, would be a net loss of $4 million.

At September 30, 2014, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $38 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $11 million.

At September 30, 2014, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K within Item 15, Exhibits, Financial Statements and Schedules, inclusive and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control- Integrated Framework (1992). The Company’s management has concluded that, as of September 30, 2014, its internal control over financial reporting is effective based on these criteria.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10, “Directors, Executive Officers and Corporate Governance;” ITEM 11, “Executive Compensation;” ITEM 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;” and ITEM 13, “Certain Relationships and Related Transactions, and Director Independence” have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees KPMG LLP, our independent auditor, billed to SB Holdings for services to SB Holdings and its consolidated subsidiaries, including Spectrum Brands, for each of the last two fiscal years (in millions):

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees	Total
2014	$4.8	$0.2	$0.6	$—	$5.6
2013	4.8	0.3	0.4	—	5.5

In the above table, in accordance with the SEC’s definitions and rules, “Audit Fees” are fees paid to KPMG LLP for professional services for the audit of SB Holdings’ and our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as issuance of comfort letters and statutory audits required for certain of our foreign subsidiaries.  “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.  “Tax Fees” are fees for tax compliance, tax advice, and tax planning.  Such fees were attributable to services for tax-compliance assistance and tax advice.  “All Other Fees” are fees, if any, for any services not included in the first three categories, including due diligence activities relating to mergers and acquisitions.

Pre-Approval of Independent Auditor Services and Fees

The SB Holdings Audit Committee pre-approved the Fiscal 2014 audit services engagement performed by KPMG LLP.  In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, non-audit, tax, and other services, provided that the fees incurred by KPMG LLP in connection with any individual non-due diligence engagement do not exceed $200,000 in any 12-month period.  The Audit Committee must approve on an engagement by engagement basis any individual non-due diligence engagement in excess of $200,000 in any 12-month period or any individual engagement to perform due diligence services pertaining to potential business acquisitions/dispositions and other transactions and events in excess of $1,000,000 in any 12-month period.  The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1.	The financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.
2.	The financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.
3.	The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors

SB/RH Holdings, LLC:

We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB/RH Holdings, LLC and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 21, 2014

SB/RH HOLDINGS, LLC

Consolidated Statements of Financial Position

September 30, 2014 and September 30, 2013

(Amounts in thousands)

	September 30, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$192,891	$198,219
Receivables:
Trade accounts receivable, net of allowances $48,641 and $37,376, respectively	439,038	481,313
Other	76,327	67,081
Inventories	624,535	632,923
Deferred income taxes	36,708	32,959
Prepaid expenses and other	63,446	62,781
Total current assets	1,432,945	1,475,276
Property, plant and equipment, net	428,877	412,551
Deferred charges and other	37,279	26,050
Goodwill	1,469,561	1,476,672
Intangible assets, net	2,091,539	2,163,166
Debt issuance costs	51,147	65,329
Total assets	$5,511,348	$5,619,044
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$112,556	$102,921
Accounts payable	519,733	525,519
Accrued liabilities:
Wages and benefits	88,064	82,056
Income taxes payable	18,544	32,613
Accrued interest	35,429	36,731
Other	156,306	171,074
Total current liabilities	930,632	950,914
Long-term debt, net of current maturities	2,894,137	3,115,942
Employee benefit obligations, net of current portion	81,964	96,612
Deferred income taxes	513,204	492,774
Other	21,190	28,879
Total liabilities	4,441,127	4,685,121
Commitments and contingencies
Shareholders' equity:
Other capital	1,413,801	1,393,124
Accumulated deficit	(329,976)	(469,886)
Accumulated other comprehensive loss	(63,074)	(38,521)
Total shareholders' equity	1,020,751	884,717
Noncontrolling interest	49,470	49,206
Total equity	1,070,221	933,923
Total liabilities and equity	$5,511,348	$5,619,044

See accompanying notes which are an integral part of these consolidated financial statements.

SB/RH HOLDINGS, LLC

Consolidated Statements of Operations

Years ended September 30, 2014,  2013 and 2012

(Amounts in thousands)

	2014	2013	2012
Net sales	$4,429,109	$4,085,581	$3,252,435
Cost of goods sold	2,856,527	2,685,285	2,126,922
Restructuring and related charges	3,713	9,984	9,835
Gross profit	1,568,869	1,390,312	1,115,678
Selling	678,152	636,958	521,191
General and administrative	319,064	284,673	214,522
Research and development	47,855	43,334	33,087
Acquisition and integration related charges	20,102	48,445	31,066
Restructuring and related charges	19,182	24,028	9,756
Total operating expenses	1,084,355	1,037,438	809,622
Operating income	484,514	352,874	306,056
Interest expense	202,118	369,519	191,998
Other expense, net	6,286	3,506	878
Income (loss) from continuing operations before income taxes	276,110	(20,151)	113,180
Income tax expense	59,023	27,359	60,385
Net income (loss)	217,087	(47,510)	52,795
Less: Net income (loss) attributable to non-controlling interest	325	(140)	—
Net income (loss) attributable to controlling interest	$216,762	$(47,370)	$52,795

See accompanying notes which are an integral part of these consolidated financial statements.

SB/RH HOLDINGS, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended September 30, 2014,  2013 and 2012

(Amounts in thousands)

	2014	2013	2012
Net income (loss)	$217,087	$(47,510)	$52,795
Other comprehensive loss, net of tax:
Foreign currency translation loss	(32,528)	(6,622)	(8,602)
Unrealized gain (loss) on derivative hedging instruments	11,531	(2,509)	1,545
Defined benefit pension gain (loss)	(3,617)	4,248	(11,932)
Other comprehensive loss, net of tax	(24,614)	(4,883)	(18,989)
Comprehensive income (loss)	192,473	(52,393)	33,806
Less: Comprehensive income attributable to non-controlling interest	347	63	—
Comprehensive income (loss) attributable to controlling interest	$192,126	$(52,456)	$33,806

See accompanying notes which are an integral part of these consolidated financial statements.

SB/RH HOLDINGS, LLC

Consolidated Statements of Shareholders’ Equity

Years ended September 30, 2014,  2013 and 2012

(In thousands)

			Accumulated
			Other
	Additional		Comprehensive	Total	Non-
	Paid-in/Other	Accumulated	Income (Loss),	Shareholders'	controlling
	Capital	Deficit	net of tax	Equity	Interest	Total Equity
Balances at September 30, 2011	$1,338,734	$(335,166)	$(14,446)	$989,122	$—	$989,122
Net income	—	52,795	—	52,795	—	52,795
Other comprehensive loss	—	—	(18,989)	(18,989)	—	(18,989)
Vesting of restricted stock units	25,208	—	—	25,208	—	25,208
Restricted stock units surrendered	(3,996)	—	—	(3,996)	—	(3,996)
Amortization of unearned compensation	—	(51,450)	—	(51,450)	—	(51,450)
Balances at September 30, 2012	$1,359,946	$(333,821)	$(33,435)	$992,690	$—	$992,690
Net loss	—	(47,370)	—	(47,370)	(140)	(47,510)
Other comprehensive income (loss)	—	—	(5,086)	(5,086)	203	(4,883)
Contribution from parent	28,562	—	—	28,562	—	28,562
Amortization of unearned compensation	30,775	—	—	30,775	—	30,775
Restricted stock units surrendered	(20,050)	—	—	(20,050)	—	(20,050)
Dividends declared	—	(88,695)	—	(88,695)	—	(88,695)
Parent ownership interest - Shaser	(6,109)	—	—	(6,109)	—	(6,109)
Noncontrolling interest	—	—	—	—	49,143	49,143
Balances at September 30, 2013	$1,393,124	$(469,886)	$(38,521)	$884,717	$49,206	$933,923
Net income	—	216,762	—	216,762	325	217,087
Other comprehensive loss	—	—	(24,553)	(24,553)	(61)	(24,614)
Amortization of unearned compensation	45,670	—	—	45,670	—	45,670
Restricted stock units surrendered	(24,993)	—	—	(24,993)	—	(24,993)
Dividends declared	—	(76,852)	—	(76,852)	—	(76,852)
Balances at September 30, 2014	$1,413,801	$(329,976)	$(63,074)	$1,020,751	$49,470	$1,070,221

See accompanying notes which are an integral part of these consolidated financial statements.

SB/RH HOLDINGS, LLC

Consolidated Statements of Cash Flows

Years ended September 30, 2014,  2013 and 2012

(Amounts in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$217,087	$(47,510)	$52,795
Adjustments to reconcile net income (loss) to net cash used by operating activities, net of effects of acquisitions:
Depreciation	75,902	62,114	40,950
Amortization of intangibles	81,728	77,779	63,666
Amortization of unearned restricted stock compensation	44,903	43,098	25,208
Amortization of debt issuance costs	12,796	13,241	9,922
Non-cash increase to cost of goods sold due to HHI acquisition inventory step up	—	31,000	—
Write off unamortized discount / (premium) on retired debt	2,821	(5,178)	(466)
Write off of debt issuance costs	6,395	21,574	2,946
Non-cash restructuring and related charges	9,187	23,245	5,195
Non-cash debt accretion	3,123	2,482	722
Note retirement tender, call premium and related costs	—	111,307	25,400
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	32,522	(62,316)	16,498
Inventories	10,575	(2,707)	(11,642)
Prepaid expenses and other current assets	705	(3,727)	561
Accounts payable and accrued liabilities	(35,946)	(621)	5,360
Deferred taxes	1,929	(21,655)	22,633
Other changes in assets and liabilities	(29,032)	16,047	(7,082)
Net cash provided by operating activities	434,695	258,173	252,666
Cash flows from investing activities:
Purchases of property, plant and equipment	(73,347)	(81,976)	(46,809)
Acquisition of Liquid Fence, net of cash acquired	(27,629)	—	—
Acquisition of Shaser, net of cash acquired	—	(42,561)	—
Acquisition of the HHI Business, net of cash acquired	—	(1,351,008)	—
Acquisition of Black Flag	—	—	(43,750)
Acquisition of FURminator, net of cash acquired	—	—	(139,390)
Proceeds from sales of property, plant and equipment	9,203	203	500
Other investing activities	(1,788)	(1,382)	(2,045)
Net cash used by investing activities	(93,561)	(1,476,724)	(231,494)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	523,658	1,936,250	—
Proceeds from issuance of 6.375% Notes	—	520,000	—
Proceeds from issuance of 6.625% Notes	—	570,000	—
Payment of senior credit facilities, excluding ABL revolving credit facility	(764,874)	(571,093)	(155,061)
Payment of 9.5% Notes, including tender and call premium	—	(1,061,307)	—
Proceeds from issuance of 6.75% Notes	—	—	300,000
Payment of 12% Notes, including tender and call premium	—	—	(270,431)
Proceeds from issuance of 9.5% Notes, including premium	—	—	217,000
Debt issuance costs	(5,411)	(60,850)	(11,231)
Other debt financing, net	16,377	11,941	392
Reduction of other debt	(6,030)	(1,251)	(29,112)
Capital contribution from parent	—	28,562	—
Cash dividends paid to parent	(76,951)	(88,695)	(51,450)
Share based payment tax withholding payments	(24,972)	(20,141)	(3,936)
Other financing activities	—	—	(953)
Net cash provided (used) by financing activities	(338,203)	1,263,416	(4,782)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	(1,871)
Effect of exchange rate changes on cash and cash equivalents	(8,259)	(2,647)	(932)
Net increase (decrease) in cash and cash equivalents	(5,328)	40,347	15,458
Cash and cash equivalents, beginning of period	198,219	157,872	142,414
Cash and cash equivalents, end of period	$192,891	$198,219	$157,872
Supplemental disclosure of cash flow information:
Cash paid for interest	$178,652	$336,798	$185,634
Cash paid for taxes	$80,702	$49,638	$39,173

See accompanying notes which are an integral part of these consolidated financial statements.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements

(Amounts in thousands)

(1)  DESCRIPTION OF BUSINESS

SB/RH Holdings, LLC, a Delaware corporation (“Spectrum Brands” or the “Company”), is a diversified global branded consumer products company. SB/RH Holdings, LLC is a wholly owned subsidiary of Spectrum Brands Holdings, Inc. (“SB Holdings”). SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and insect repellents in North America. The Company also designs, markets and distributes a broad range of branded small appliances and personal care products. The Company also designs, markets, distributes and sells certain hardware, home improvement and plumbing products.  The Company’s operations utilize manufacturing and product development facilities located in the United States (“U.S.”), Europe, Latin America and Asia.

The Company sells its products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister brands.

The Company's global branded consumer products have positions in seven major product categories: consumer batteries; small appliances; pet supplies; electric shaving and grooming; electric personal care; home and garden; and hardware and home improvement.

The Company manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company's worldwide battery, electric shaving and grooming, electric personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of the Company's worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden, which consists of the Company's home and garden and insect control business (“Home and Garden”); and (iv) Hardware & Home Improvement, which consists of the Company's worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”). Management reviews the performance of the Company based on these segments, which also reflect the manner in which the Company's management monitors performance and allocates resources.  For information pertaining to our business segments, see Note 11, “Segment Information.”

(2)  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of Spectrum Brands and its majority owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2014, Fiscal 2013 and Fiscal 2012 refer to the fiscal years ended September 30, 2014,  2013 and 2012, respectively.

(b) Revenue Recognition

The Company recognizes revenue from product sales generally upon delivery to the customer, or at the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance, there is persuasive evidence that an arrangement exists, the price to the buyer is fixed or determinable and ability to collect is deemed reasonably assured. The Company is generally not obligated to allow for, and its general policy is not to accept, product returns for battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, home and garden, small appliances, hardware and home improvement and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of Net sales.

The Company also enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction in Net sales or an increase in Cost of goods sold, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with Accounting Standards Codification (“ASC”) Topic 605: “Revenue Recognition.” For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, in order to secure the right to distribute through such customers. The Company capitalizes slotting payments provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume-based term of the arrangement. The amortization of slotting payments is treated as a reduction in Net sales and a corresponding asset is reported in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.

(c) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Cash Equivalents

For purposes of the accompanying Consolidated Statements of Financial Position and Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

(e) Concentrations of Credit Risk and Major Customers

Trade receivables subject the Company to credit risk. Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment for a given customer.

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 16%,  18% and 23% of the Company’s Net sales during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. This major customer also represented approximately 14% and 11% of the Company’s Trade accounts receivable, net as of September 30, 2014 and September 30, 2013, respectively.

Approximately 40%,  41% and 46% of the Company’s Net sales during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, occurred outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency and political and economic risk. The Company monitors these risks and makes appropriate provisions for ability to collect based on an assessment of the risks present.

(f) Displays and Fixtures

Temporary displays are generally disposable cardboard displays shipped to customers to facilitate display of the Company’s products. Temporary displays are generally disposed of after a single use by the customer.

Permanent fixtures are more lasting in nature, are generally made from wire or other longer-lived materials, and are shipped to customers for use in displaying the Company’s products. These permanent fixtures are restocked with the Company’s product multiple times over the fixture’s useful life.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The costs of both temporary and permanent displays are capitalized as a prepaid asset until shipped to the customer and are included in Prepaid expenses and other in the accompanying Consolidated Statements of Financial Position. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years from the date they are shipped to customers. The unamortized cost of permanent fixtures is reflected in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.

(g) Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method.

(h) Property, Plant and Equipment

Property, plant and equipment are recorded at cost or at fair value if acquired in a purchase business combination. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:

Building and improvements	20	-	40	years
Machinery, equipment and other	2	-	15	years

Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(i) Intangible Assets

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives of up to 20 years. The excess of the fair value of the consideration transferred in a business combination over the fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level, with such groupings being consistent with the Company’s reportable segments. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

ASC Topic 350: “Intangibles-Goodwill and Other,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The Company’s management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company’s goodwill and trade name intangibles were tested for impairment as of the Company’s August financial period end, the Company’s annual testing date.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

Intangibles with Indefinite Lives

In accordance with ASC 350, the Company conducts impairment testing on the Company’s goodwill. To determine fair value during Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company used the discounted estimated future cash flows methodology. Assumptions critical to the Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names, (ii) projected average revenue growth rates used in estimating future cash flows for the reporting unit, and (iii) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested the aggregate estimated fair value of its reporting units for reasonableness by comparison to the total market capitalization of the Company, which includes both its equity and debt securities.

In addition, in accordance with ASC 350, as part of the Company’s annual impairment testing, the Company tested its indefinite-lived trade name intangible assets for impairment by comparing the carrying amount of such trade names to their respective fair values. Fair value was determined using a relief from royalty methodology. Assumptions critical to the Company’s fair value estimates under the relief from royalty methodology are: (i) royalty rates, (ii) projected average revenue growth rates, and (iii) applicable discount rates.

In connection with the Company’s annual goodwill impairment testing performed during Fiscal 2014, Fiscal 2013 and Fiscal 2012, the first step of such testing indicated that the fair value of the Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required.

During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company concluded that the fair value of its intangible assets exceeded their carrying value.

Intangibles with Definite or Estimable Useful Lives

The Company assesses the recoverability of intangible assets with definite or estimable useful lives whenever an event or circumstance occurs that indicates an impairment loss may have been incurred. The Company assesses the recoverability of these intangible assets by determining whether their carrying value can be recovered through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the carrying value of the assets will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to estimated fair value determined based on projected future cash flows discounted at the Company’s incremental borrowing rate. The cash flow projections used in estimating fair value are based on historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review.

The fair values of our Global Batteries & Appliances, Hardware & Home Improvement, Global Pet Supplies and the Home and Garden Business exceeded their carrying values by 87%,  47%,  80% and 146%, respectively, as of the date of the Company’s latest annual impairment testing.

(j) Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt agreements.

(k) Accounts Payable

Included in accounts payable are book overdrafts, net of deposits on hand, on disbursement accounts that are replenished when checks are presented for payment.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

(l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in income tax expense in the period in which the change in judgment occurs. Accrued interest expense and penalties related to uncertain tax positions are recorded in Income tax expense.

(m) Foreign Currency Translation

Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature.

As of September 30, 2014 and September 30, 2013, accumulated (losses) gains related to foreign currency translation adjustments of $(39,517) and $(7,050), respectively, were reflected in the accompanying Consolidated Statements of Financial Position in AOCI.

Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the period they occur. Exchange losses on foreign currency transactions aggregating $6,775,  $9,388 and $1,654 for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, are included in Other expense, net, in the accompanying Consolidated Statements of Operations.

(n) Shipping and Handling Costs

The Company incurred shipping and handling costs of $260,321,  $246,090 and $198,152 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Shipping and handling costs, which are included in Selling expenses in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o) Advertising Costs

The Company incurred advertising costs of $21,356,  $22,971 and $20,706 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Such advertising costs are included in Selling expenses in the accompanying Consolidated Statements of Operations and include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements.

(p) Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

(q) Environmental Expenditures

Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

(r) Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were primarily attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling, Mexican Pesos and Brazilian Reals.

For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 7, “Derivative Financial Instruments.”

The following is a roll forward of the amounts recorded in AOCI:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Foreign Currency Translation Adjustments:
Beginning balance	$(7,050)	$(225)	$8,377
Gross change before reclassification adjustment	(32,528)	(6,622)	(8,602)
Gross change after reclassification adjustment	$(32,528)	$(6,622)	$(8,602)
Deferred tax effect	—	—	—
Deferred tax valuation allowance	—	—	—
Other Comprehensive Income (Loss)	$(32,528)	$(6,622)	$(8,602)
Noncontrolling interest	(61)	203	—
Comprehensive income (loss) attributable to controlling interest	$(39,517)	$(7,050)	$(225)

Derivative Hedging Instruments:
Beginning balance	$(2,291)	$218	$(1,327)
Gross change before reclassification adjustment	13,154	(2,013)	(1,824)
Net reclassification adjustment for (gains) losses included in earnings	2,557	(920)	3,097
Gross change after reclassification adjustment	$15,711	$(2,933)	$1,273
Deferred tax effect	(4,225)	(234)	(636)
Deferred tax valuation allowance	45	658	908
Other Comprehensive Income (Loss)	$11,531	$(2,509)	$1,545
Ending balance	9,240	$(2,291)	$218

Defined Benefit Pension Plans:
Beginning balance	$(29,180)	$(33,428)	$(21,496)
Gross change before reclassification adjustment	(6,600)	8,097	(15,682)
Net reclassification adjustment for losses included in Cost of goods sold	582	1,571	900
Net reclassification adjustment for (gains) losses included in Selling expenses	295	(584)	—
Net reclassification adjustment for losses included in General and administrative expenses	491	373	—
Gross change after reclassification adjustment	$(5,232)	$9,457	$(14,782)
Deferred tax effect	2,954	(5,123)	3,632
Deferred tax valuation allowance	(1,339)	(86)	(782)
Other Comprehensive Income (Loss)	$(3,617)	$4,248	$(11,932)
Ending balance	$(32,797)	$(29,180)	$(33,428)

Total Other Comprehensive Income (Loss), net of tax	$(24,614)	$(4,883)	$(18,989)

Total ending AOCI	$(63,074)	$(38,521)	$(33,435)

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

(s) Stock Compensation

The Company measures the cost of its stock-based compensation plans, which include restricted stock awards and restricted stock units, based on the fair value of the awards at the date of grant and recognizes these costs over the requisite service period of the awards.

In June 2010, SB Holdings adopted the Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs Inc. 2007 Omnibus Equity Award Plan, as amended on June 24, 2008) (the “RH Plan”). Prior to October 21, 2010, up to 600 shares of common stock, net of forfeitures and cancellations, could have been issued under the RH Plan. After October 21, 2010, no further awards may be made under the RH Plan.

On October 21, 2010, the Board adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Plan”), which was approved at the Annual Meeting of Stockholders on March 1, 2011. During Fiscal 2014, the 2011 Plan was amended to increase the shares issuable by 1,000.  Including the amendment to the 2011 Plan, up to 5,626 shares of common stock of SB Holdings, net of cancellations, may be issued under the 2011 Plan.

Total stock compensation expense associated with restricted stock units recognized by the Company during Fiscal 2014, Fiscal 2013 and Fiscal 2012, was $44,903, $43,098,  $25,208, respectively. The amounts before tax are included in General and administrative expenses in the accompanying Consolidated Statements of Operations.  The remaining unrecognized pre-tax compensation cost related to restricted stock units at September 30, 2014 was $11,815.

The Company granted approximately 641 restricted stock units during Fiscal 2014. The 641 restricted stock units granted during Fiscal 2014, include 193 restricted stock units that vested immediately and 126 restricted stock units that vest over a one year period. The remaining 322 restricted stock units are performance-based and vest over a two year period. The total market value of the restricted stock units on the date of the grant was approximately $48,602.

The Company granted approximately 678 restricted stock units during Fiscal 2013. Of these grants, 26 restricted stock units are time-based and vest over a period of one year. Of the remaining 652 restricted stock units, 90 are performance-based and vest over a one year period and 562 are both performance and time-based and vest over a one year performance-based period followed by a one year time-based period. The total market value of the restricted stock units on the date of the grant was approximately $31,307.

The Company granted approximately 745 restricted stock units during Fiscal 2012.  Of these grants, 42 restricted stock units are time-based and vest over a period ranging from one to two years.  The remaining 703 restricted stock units are both performance and time-based and vest over a one year performance-based period followed by a one year time-based period.  The total market value of the restricted stock units on the date of the grant was approximately $20,439.

A summary of the Company’s restricted stock and restricted stock unit award activity for Fiscal 2014, Fiscal 2013 and Fiscal 2012, and the non-vested awards outstanding as of September 30, 2014 is as follows:

		Weighted
		Average	Fair Value
		Grant Date	at Grant
Restricted Stock Awards	Shares	Fair Value	Date
Restricted stock awards at September 30, 2011	123	24.20	$2,977
Vested	(110)	23.75	(2,613)
Restricted stock awards at September 30, 2012	13	$28.00	$364
Vested	(13)	28.00	(364)
Restricted stock awards at September 30, 2013	—	$—	$—
Vested	—	—	—
Restricted stock awards at September 30, 2014	—	$—	$—

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

		Weighted
		Average	Fair Value
		Grant Date	at Grant
Restricted Stock Units	Shares	Fair Value	Date
Non-vested restricted stock units at September 30, 2011	1,629	$29.00	$47,236
Granted	745	27.43	20,439
Forfeited	(57)	28.49	(1,624)
Vested	(386)	28.81	(11,120)
Non-vested restricted stock units at September 30, 2012	1,931	$28.45	$54,931
Granted	678	46.18	31,307
Forfeited	(302)	30.36	(9,168)
Vested	(1,206)	28.19	(34,003)
Non-vested restricted stock units at September 30, 2013	1,101	$39.12	$43,067
Granted	641	75.82	48,602
Forfeited	(6)	69.33	(416)
Vested	(932)	39.34	(36,663)
Non-vested restricted stock units at September 30, 2014	804	$67.90	$54,590

(t) Restructuring and Related Charges

Restructuring charges are recognized and measured in accordance with the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” (“ASC 420”) and ASC Topic 712: “Compensation – Nonretirement Post-Employment Benefits,” (ASC 712”). Under ASC 420 and ASC 712, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. The Company presents restructuring and related charges on a combined basis.

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit activities. While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as management executes a restructuring plan.

The Company reports restructuring and related charges associated with manufacturing and related initiatives in cost of goods sold. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the restructuring initiatives implemented.

The Company reports restructuring and related charges associated with administrative functions in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the initiatives implemented.

(See also Note 14, “Restructuring and Related Charges,” for a more complete discussion of restructuring initiatives and related costs).

(u) Acquisition and Integration Related Charges

Acquisition and integration related charges reflected in Operating expenses include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to both consummated acquisitions and acquisition targets, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with mergers and acquisitions.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The following table summarizes acquisition and integration related charges incurred by the Company during Fiscal 2014, Fiscal 2013 and Fiscal 2012:

	2014	2013	2012
Russell Hobbs
Legal and professional fees	9	39	1,495
Integration costs	2,421	$3,452	$10,168
Employee termination charges	30	217	3,900
Russell Hobbs Acquisition and integration related charges	$2,460	$3,708	$15,563
HHI Business
Legal and professional fees	2,192	27,712	—
Integration costs	8,691	8,864	—
Employee termination charges	155	356	—
HHI Business Acquisition and integration related charges	$11,038	$36,932	$—
Liquid Fence	3,475	—	—
Shaser	930	4,828	—
FURminator	53	2,270	7,938
Black Flag	—	154	3,379
Other	2,146	553	4,186
Total Acquisition and integration related charges	$20,102	$48,445	$31,066

(3)  INVENTORIES

Inventories consist of the following:

	September, 30
	2014	2013
Raw materials	$104,129	$97,290
Work-in-process	35,259	40,626
Finished goods	485,147	495,007
	$624,535	$632,923

(4)  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September, 30
	2014	2013
Land, buildings and improvements	$159,811	$164,654
Machinery, equipment and other	402,931	338,335
Capitalized leases	98,461	66,791
Construction in progress	32,199	46,668
	$693,402	$616,448
Accumulated depreciation	(264,525)	(203,897)
	$428,877	$412,551

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

(5)  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Global	Hardware &
	Batteries &	Home	Global Pet	Home and
	Appliances	Improvement	Supplies	Garden	Total
Goodwill:
Balance at September 30, 2012	$268,556	$—	$237,932	$187,757	$694,245
Additions	67,149	717,853	—	1,614	786,616
Effect of translation	(2,205)	(3,129)	1,145	—	(4,189)
Balance at September 30, 2013	$333,500	$714,724	$239,077	$189,371	$1,476,672
Additions	—	3,460	—	7,088	10,548
Effect of translation	(6,085)	(8,377)	(3,197)	—	(17,659)
Balance at September 30, 2014	$327,415	$709,807	$235,880	$196,459	$1,469,561
Intangible Assets:
Trade Names Not Subject to Amortization
Balance at September 30, 2012	$545,426	$—	$212,142	$83,500	$841,068
Additions	—	331,000	—	—	331,000
Effect of translation	1,927	(229)	4,284	—	5,982
Balance at September 30, 2013	$547,353	$330,771	$216,426	$83,500	$1,178,050
Additions	—	—	—	5,100	5,100
Effect of translation	(2,804)	(205)	(5,867)	—	(8,876)
Balance at September 30, 2014	$544,549	$330,566	$210,559	$88,600	$1,174,274
Intangible Assets Subject to Amortization
Balance at September 30, 2012, net	$447,112	—	$264,622	$162,127	$873,861
Additions	29,379	158,100	802	—	188,281
Amortization during period	(35,553)	(11,372)	(21,379)	(9,475)	(77,779)
Effect of translation	(162)	(267)	1,182	—	753
Balance at September 30, 2013, net	$440,776	146,461	$245,227	$152,652	$985,116
Additions	—	—	1,788	21,800	23,588
Amortization during period	(34,998)	(14,758)	(21,578)	(10,394)	(81,728)
Effect of translation	(5,429)	(1,171)	(3,111)	—	(9,711)
Balance at September 30, 2014, net	$400,349	$130,532	$222,326	$164,058	$917,265
Total Intangible Assets, net at September 30, 2014	$944,898	$461,098	$432,885	$252,658	$2,091,539

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names, which were recognized in connection with acquisitions and from the application of fresh-start reporting in the fiscal year ended September 20, 2009. The useful lives for proprietary technology assets associated with the Global Batteries & Appliances segment, the Hardware & Home Improvement segment and the Global Pet Supplies segment range from 9 to 17 years, 8 to 9 years and 4 to 9 years, respectively. The useful lives of customer relationships range from 15 to 20 years within the Global Batteries & Appliances segment and,  20 years in each of the Hardware & Home Improvement, Home and Garden and Global Pet Supplies segments. The useful lives for trade names range from 1 to 12 years within the Global Batteries & Appliances segment, 5 to 8 years within the Hardware & Home Improvement segment and 3 years within the Global Pet Supplies segment.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	September 30, 2014	September 30, 2013

Technology Assets Subject to Amortization:
Gross balance	$192,179	$172,105
Accumulated amortization	(57,567)	(39,028)
Carrying value, net	$134,612	$133,077
Trade Names Subject to Amortization:
Gross balance	$171,072	$171,572
Accumulated amortization	(60,997)	(44,660)
Carrying value, net	$110,075	$126,912
Customer Relationships Subject to Amortization:
Gross balance	$877,157	$885,895
Accumulated amortization	(204,579)	(160,768)
Carrying value, net	$672,578	$725,127
Total Intangible Assets, net Subject to Amortization	$917,265	$985,116

Amortization expense for the years ended September 30, 2014,  September 30, 2013 and September 30, 2012 is as follows:

	2014	2013	2012
Proprietary technology amortization	$18,552	$16,260	$9,133
Trade names amortization	16,448	16,587	14,347
Customer relationships amortization	46,728	44,932	40,186
	$81,728	$77,779	$63,666

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $77,500 per year.

(6)  DEBT

Debt consists of the following:

	September 30, 2014		September 30, 2013

	Amount	Rate	Amount	Rate
Term Loan, due September 4, 2017 (Tranche A)	$648,383	3.0%	$850,000	3.0%
Term Loan, due September 4, 2019 (Tranche C)	509,850	3.6%	300,000	3.6%
CAD Term Loan, due December 17, 2019	34,219	5.1%	81,397	5.1%
Term Loan, due December 17, 2019 (Tranche B)	—	—%	513,312	4.6%
Euro Term Loan, due September 4, 2019	283,339	3.8%	—	—%
6.375% Notes, due November 15, 2020	520,000	6.4%	520,000	6.4%
6.625% Notes, due November 15, 2022	570,000	6.6%	570,000	6.6%
6.75% Notes, due March 15, 2020	300,000	6.8%	300,000	6.8%
ABL Facility, expiring May 24, 2017	—	2.5%	—	5.7%
Other notes and obligations	52,404	6.7%	28,468	8.5%
Capitalized lease obligations	94,711	6.1%	67,402	6.2%
	$3,012,906		$3,230,579
Original issuance discounts on debt	(6,213)		(11,716)
Less: current maturities	(112,556)		(102,921)
Long-term debt	$2,894,137		$3,115,942

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The Company’s aggregate scheduled maturities of debt and capital lease obligations as of September 30, 2014 are as follows:

2015	$112,556
2016	75,990
2017	559,244
2018	13,049
2019	766,459
Thereafter	1,485,608
$3,012,906

The Company has the following debt instruments outstanding at September 30, 2014: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $648,383 principal due September 4, 2017 (“Tranche A”), $509,850 principal due September 4, 2019 (“Tranche C”), $34,219 Canadian dollar denominated principal due December 17, 2019 (“CAD Term Loan”) and $283,339 Euro denominated principal due September 4, 2019 (“Euro Term Loan”) (together, the “Term Loan”); (ii) $300,000 6.75% unsecured notes (the “6.75% Notes”); (iii) $520,000 6.375% unsecured notes (the “6.375% Notes”); (iv) $570,000 6.625% unsecured notes (the “6.625% Notes”); and (v) a $400,000 asset based lending revolving credit facility (the “ABL Facility”).

Term Loan

On December 17, 2012, the Company entered into a senior term loan facility, maturing December 17, 2019, which provides for borrowings in an aggregate principal amount of $800,000, with $100,000 in Canadian dollar equivalents (the “HHI Term Loan”) in connection with the acquisition of the residential hardware and home improvement business (the “HHI Business”).  A portion of the HHI Term Loan proceeds were used to refinance the former term loan facility, which was scheduled to mature on June 17, 2016, and had an aggregate amount outstanding of $370,175 prior to refinancing. In connection with the refinancing, the Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the former term loan facility totaling $5,485 as an adjustment to Interest expense during Fiscal 2013.

The HHI Term Loan was issued at a 1.0% discount and recorded net of the $8,000 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the issuance of the HHI Term Loan, the Company recorded $19,328 of fees during Fiscal 2013, of which $16,907 is classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the HHI Term Loan, with the remainder of $2,421 reflected as an increase to Interest expense during Fiscal 2013.

On September 4, 2013, the Company amended the senior term loan facility, issuing a tranche maturing September 4, 2017, which provides for borrowings in an aggregate principal amount of $850,000, and a tranche maturing September 4, 2019, which provides borrowings in an aggregate principal amount of $300,000 (together with the HHI Term Loan, the “Term Loan”).  The proceeds from the amendment were used to extinguish the former 9.5% Notes, which were scheduled to mature on June 15, 2018, and for general corporate purposes. The 9.5% Notes had an outstanding amount of $950,000 prior to extinguishment.

The tranches related to the amendment of the Term Loan on September 4, 2013, were issued at a .5% discount and recorded net of the $5,750 discount incurred. The discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt. In connection with the amendment of the Term Loan, the Company recorded $16,381 of fees during Fiscal 2013 which is classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan.

On December 18, 2013, the Company amended the Term Loan, issuing two tranches maturing September 4, 2019 which provide for borrowings in aggregate principal amounts of $215,000 and €225,000. The proceeds from the amendment were used to refinance a portion of the Term Loan (formerly Tranche B) which was scheduled to mature December 17, 2019, in an amount outstanding of $513,312 prior to refinancing. The $215,000 additional U.S. dollar denominated portion was combined with the existing Tranche C maturing September 4, 2019. The Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the refinancing of the Term Loan totaling $9,216 as an adjustment to interest expense during Fiscal 2014.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The additional Tranche C and Euro Term Loan debt were issued at a .125% discount and recorded net of the discount incurred. Of this discount, $510 is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt, and the remainder of $146 is reflected as an increase to interest expense during Fiscal 2014. In connection with the refinancing of a portion of the Term Loan, the Company recorded $7,236 of fees during Fiscal 2014 of which $5,150 is classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the Term Loan, with the remainder of $2,086 reflected as an increase to interest expense during Fiscal 2014.

The Term Loan contains financial covenants with respect to debt, including, but not limited to, a fixed charge ratio. In addition, the Term Loan contains customary restrictive covenants, including, but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, the Company, its domestic subsidiaries and its Canadian subsidiaries have guaranteed their respective obligations under the Term Loan and related loan documents and have pledged substantially all of their respective assets to secure such obligations. The Term Loan also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

6.375% Notes and 6.625% Notes

On December 17, 2012, in connection with the acquisition of the HHI Business, the Company assumed $520,000 aggregate principal amount of 6.375% Notes at par value, due November 15, 2020 (the “6.375% Notes”), and $570,000 aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the “6.625% Notes”), previously issued by Spectrum Brands Escrow Corporation. The 6.375% Notes and the 6.625% Notes are unsecured and guaranteed by Spectrum Brands’ parent company, SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.

The Company may redeem all or a part of the 6.375% Notes and the 6.625% Notes, upon not less than 30 or more than a  60 day notice, at specified redemption prices. Further, the indenture governing the 6.375% Notes and the 6.625% Notes (the “2020/22 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

The 2020/22 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2020/22 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2020/22 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.375% Notes and the 6.625% Notes. If any other event of default under the 2020/22 Indenture occurs and is continuing, the trustee for the 2020/22 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.375% Notes, or the 6.625% Notes, may declare the acceleration of the amounts due under those notes.

The Company recorded $12,906 and $14,127 of fees in connection with the offering of the 6.375% Notes and the 6.625% Notes, respectively, during Fiscal 2013. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are being amortized as an adjustment to interest expense over the respective remaining lives of the 6.375% Notes and the 6.625% Notes.

In connection with the registration of the 6.375% Notes and the 6.625% Notes that were assumed on December 17, 2012 to finance the acquisition of the HHI Business, the Company recorded $261 of fees during Fiscal 2014. The $261 was classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and is being amortized as an adjustment to interest expense over the remaining life of the 6.375% Notes and the 6.625% Notes.

6.75% Notes

On March 15, 2012 the Company offered $300,000 aggregate principal amount of 6.75% Notes at a price of 100% of the par value. The 6.75% Notes are unsecured and guaranteed by SB/RH Holdings, LLC, as well as by existing and future domestic restricted subsidiaries.

The Company may redeem all or a part of the 6.75% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.75% Notes (the “2020 Indenture”) requires the Company to make an offer,

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

The 2020 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2020 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2020 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.75% Notes. If any other event of default under the 2020 Indenture occurs and is continuing, the trustee for the 2020 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.75% Notes may declare the acceleration of the amounts due under those notes.

The Company recorded $6,265 of fees in connection with the offering of the 6.75% Notes during Fiscal 2012. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are amortized as an adjustment to interest expense over the remaining life of the 6.75% Notes.

ABL Facility

On December 17, 2012, the Company exercised its option to increase its asset based lending revolving credit facility (the “ABL Facility”) from $300,000 to $400,000 and extend the maturity to May 24, 2017.  In connection with the increase and extension, the Company incurred $323 of fees during Fiscal 2013. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.

On March 28, 2013, the Company amended its ABL Facility to conform certain provisions to reflect the acquisition of the HHI Business. In connection with the amendment, the Company incurred $206 of fees during Fiscal 2013. The fees are classified as Debt issuance costs within the accompanying Consolidated Statements of Financial Position and are being amortized as an adjustment to interest expense over the remaining life of the ABL Facility.

In connection with the December 18, 2013 amendment of the Term Loan, the Company amended the ABL Facility to obtain certain consents to the amendment of the Senior Credit Agreement.  In connection with the amendment, the Company incurred fees and expenses that are included in the amounts recorded above related to the amendment of the Term Loan.

As a result of borrowings and payments under the ABL Facility, at September 30, 2014, the Company had aggregate borrowing availability of approximately $266,853, net of lender reserves of $6,398 and outstanding letters of credit of $51,032.

(7)  DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative instruments are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also recognized in earnings.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest expense from the underlying debt to which the swap is designated. At September 30, 2014, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300,000 through April 2017.  At September 30, 2013, the Company did not have any interest rate swaps outstanding.  The derivative net loss on these contracts recorded in AOCI by the Company at September 30, 2014 was $704, net of tax benefit of $0. At September 30, 2014, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1,335, net of tax.

The Company’s interest rate swap derivative financial instruments at September 30, 2014 and September 30, 2013 are summarized as follows:

	2014		2013
	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300,000	2.5	$—	—

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold.

At September 30, 2014, the Company had a series of foreign exchange derivative contracts outstanding through September 2015 with a contract value of $226,694. At September 30, 2013 the Company had a series of foreign exchange derivative contracts outstanding through September 2014 with a contract value of $255,909. The derivative net gain on these contracts recorded in AOCI at September 30, 2014 was $8,908, net of tax expense of $3,413. The derivative loss on these contracts recorded in AOCI at September 30, 2013 was $2,287, net of tax benefit of $637. At September 30, 2014, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $8,658, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2014, the Company had a series of zinc swap contracts outstanding through September 2015 for 8 tons with a contract value of $17,376. To hedge brass exposures, at September 30, 2014, the Company had a series of zinc and copper swap contracts outstanding through June 2015 for 1 ton with a contract value of $2,835. At September 30, 2013 the Company had a series of zinc swap contracts outstanding through December 2014 for 8 tons with a contract value of $16,235. The derivative net gain on these contracts recorded in AOCI at September 30, 2014 was $1,007, net of tax expense of $127. The derivative net loss on these contracts recorded in AOCI at September 30, 2013 was $4, net of tax benefit of $32. At September 30, 2014, the portion of derivative net gain estimated to be reclassified from AOCI into earnings over the next 12 months is $1,007, net of tax.

Derivative Contracts Not Designated As Hedge Accounting

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2014 and September 30, 2013, the Company had $108,855 and $108,480, respectively, of notional value for such foreign exchange derivative contracts outstanding.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries.  The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2014, the Company had a series of such swap contracts outstanding through September 2015 for 25 troy ounces with a contract value of $445. At September 30, 2013, the Company had a series of such swap contracts outstanding through May 2014 for 45 troy ounces with a contract value of $980.

Fair Value of Derivative Instruments

The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging” (“ASC 815”).

The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Consolidated Statements of Financial Position are as follows:

Asset Derivatives		September 30, 2014	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Deferred charges and other	$631	$—
Commodity contracts	Receivables—Other	1,276	416
Commodity contracts	Deferred charges and other	—	3
Foreign exchange contracts	Receivables—Other	11,976	1,719
Foreign exchange contracts	Deferred charges and other	345	—
Total asset derivatives designated as hedging instruments under ASC 815		14,228	2,138
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	508	143
Total asset derivatives		$14,736	$2,281

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Statements of Financial Position are as follows:

Liability Derivatives		September 30, 2014	September 30, 2013
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other current liabilities	$1,335	$—
Interest rate contracts	Accrued interest	440	—
Commodity contracts	Accounts payable	150	450
Foreign exchange contracts	Accounts payable	—	4,577
Foreign exchange contracts	Other long-term liabilities	—	65
Total liability derivatives designated as hedging instruments under ASC 815		$1,925	$5,092
Derivatives not designated as hedging instruments under ASC 815:
Commodity contract	Accounts payable	$45	$55
Foreign exchange contracts	Accounts payable	149	5,323
Total liability derivatives		$2,119	$10,470

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

Changes in AOCI from Derivative Instruments

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the effective portion of the derivative is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statement of Operations for Fiscal 2014, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Interest rate contracts	$(1,610)	Interest expense	$(906)	Interest expense	$—
Commodity contracts	1,933	Cost of goods sold	763	Cost of goods sold	(14)
Foreign exchange contracts	147	Net sales	210	Net sales	—
Foreign exchange contracts	12,684	Cost of goods sold	(2,624)	Cost of goods sold	—
Total	$13,154		$(2,557)		$(14)

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statement of Operations for Fiscal 2013, pretax:

Location of
Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$(2,615)	Cost of goods sold	$(632)	Cost of goods sold	$(39)
Foreign exchange contracts	884	Net sales	920	Net sales	—
Foreign exchange contracts	(282)	Cost of goods sold	632	Cost of goods sold	—
Total	$(2,013)		$920		$(39)

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statement of Operations for Fiscal 2012, pretax:

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$1,606	Cost of goods sold	$(1,148)	Cost of goods sold	$94
Interest rate contracts	15	Interest expense	(864)	Interest expense	—
Foreign exchange contracts	61	Net sales	(474)	Net sales	—
Foreign exchange contracts	(3,506)	Cost of goods sold	(611)	Cost of goods sold	—
Total	$(1,824)		$(3,097)		$94

Other Changes in Fair Value of Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, the Company recognized the following gains (losses) on these derivative contracts:

	Amount of Gain (Loss)
	Recognized in			Location of Gain (Loss)
Derivatives Not Designated as	Income on Derivatives			Recognized in
Hedging Instruments Under ASC 815	2014	2013	2012	Income on Derivatives
Commodity contracts	$(99)	$(55)	$—	Cost of goods sold
Foreign exchange contracts	3,115	(3,597)	5,916	Other expense, net
Total	$3,016	$(3,652)	$5,916

Credit Risk

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $48 and $5 at September 30, 2014 and September 30, 2013, respectively.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2014 and September 30, 2013, the Company had posted cash collateral of $0 and $450, respectively, related to such liability positions. In addition, at September 30, 2014 and September 30, 2013, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Consolidated Statements of Financial Position.

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820: “Fair Value Measurements and Disclosures” (“ASC 820”), establishes a framework for measuring fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the year.

The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

Level 1 -	Unadjusted quoted prices for identical instruments in active markets.

Level 2 -

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 -	Significant inputs to the valuation model are unobservable.

The Company maintains policies and procedures to value instruments using the best and most relevant data available. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls must be determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. In addition, the Company has risk management teams that review valuation, including independent price validation for certain instruments. Further, in other instances, the Company retains independent pricing vendors to assist in valuing certain instruments.

The Company’s derivatives are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities.

The Company’s net derivative portfolio as of September 30, 2014, contains Level 2 instruments and consists of interest rate, commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2014 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate contracts	$—	$631	$—	$631
Commodity contracts	—	1,276	—	1,276
Foreign exchange contracts	—	12,829	—	12,829
Total Assets	$—	$14,736	$—	$14,736
Liabilities:
Interest rate contracts	$—	$(1,775)	$—	$(1,775)
Commodity contracts	—	(195)	$—	(195)
Foreign exchange contracts	—	(149)	—	(149)
Total Liabilities	$—	$(2,119)	$—	$(2,119)

The Company’s net derivative portfolio as of September 30, 2013, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2013 were as follows:

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$419	$—	$419
Foreign exchange contracts	—	1,862	—	1,862
Total Assets	$—	$2,281	$—	$2,281
Liabilities:
Commodity contracts	$—	$(505)	$—	$(505)
Foreign exchange contracts	—	(9,965)	—	(9,965)
Total Liabilities	$—	$(10,470)	$—	$(10,470)

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities. The fair values of long-term publicly traded debt are based on unadjusted quoted market prices (Level 1) and derivative financial instruments are generally based on quoted or observed market prices (Level 2).

The carrying values of goodwill, intangible assets and other long-lived assets are tested annually, or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	September 30, 2014		September 30, 2013

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Total debt	$(2,990,873)	$(3,061,467)	$(3,218,863)	$(3,297,411)
Interest swap agreements	(1,144)	(1,144)	—	—
Commodity swap and option agreements	1,081	1,081	(86)	(86)
Foreign exchange forward agreements	12,680	12,680	(8,103)	(8,103)

(9)  INCOME TAXES

Income tax expense was calculated based upon the following components of income (loss) from continuing operations before income tax:

	2014	2013	2012
Pretax income (loss):
United States	$83,307	$(204,365)	$(61,879)
Outside the United States	192,803	184,214	175,059
Total pretax income (loss)	$276,110	$(20,151)	$113,180

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The components of income tax expense are as follows:

	2014	2013	2012
Current:
Federal	$6,165	$—	$—
Foreign	46,578	47,740	38,113
State	4,351	1,274	(361)
Total current	$57,094	$49,014	$37,752
Deferred:
Federal	19,694	(23,397)	20,884
Foreign	(8,186)	2,146	5,190
State	(9,579)	(404)	(3,441)
Total deferred	$1,929	$(21,655)	$22,633
Income tax expense	$59,023	$27,359	$60,385

The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

	2014	2013	2012
U.S. Statutory federal income tax expense (benefit)	$96,638	$(7,053)	$39,613
Permanent items	4,643	10,104	8,595
Exempt foreign income	(5,665)	(5,921)	(5,760)
Foreign statutory rate vs. U.S. statutory rate	(23,120)	(19,182)	(15,211)
State income taxes, net of federal expense (benefit)	5,416	(11,686)	(2,164)
Residual tax on foreign earnings	90,939	(6,958)	29,844
FURminator purchase accounting benefit	—	—	(14,511)
HHI Business purchase accounting benefit	—	(49,848)	—
Valuation allowance	(116,482)	111,551	27,007
Unrecognized tax expense (benefit)	529	4,062	(4,386)
Inflationary adjustments	(468)	(245)	(803)
Foreign tax law changes	(7,666)	—	—
Nondeductible share compensation	1,441	1,669	684
Return to provision adjustments and other, net	12,818	866	(2,523)
Income tax expense	$59,023	$27,359	$60,385

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2014	2013
Current deferred tax assets:
Employee benefits	$16,487	$11,372
Restructuring	6,318	7,085
Inventories and receivables	24,906	24,296
Marketing and promotional accruals	15,966	14,146
Other	13,917	22,783
Valuation allowance	(35,725)	(31,864)
Total current deferred tax assets	$41,869	$47,818
Current deferred tax liabilities:
Inventories and receivables	(745)	(2,748)
Unrealized gains	(1,179)	(373)
Other	(6,018)	(11,738)
Total current deferred tax liabilities	$(7,942)	$(14,859)
Net current deferred tax assets	$33,927	$32,959
Noncurrent deferred tax assets:
Employee benefits	$40,523	$35,376
Restructuring and purchase accounting	712	340
Net operating loss and credit carry forwards	502,089	663,610
Prepaid royalty	6,582	6,956
Property, plant and equipment	7,040	9,692
Unrealized losses	279	2,136
Long-term debt	49	668
Intangibles	6,737	3,917
Other	5,217	5,268
Valuation allowance	(290,941)	(416,973)
Total noncurrent deferred tax assets	$278,287	$310,990
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(22,634)	(27,478)
Unrealized gains	(20,012)	(13,126)
Intangibles	(728,018)	(735,506)
Taxes on unremitted foreign earnings	(2,648)	(18,581)
Other	(8,173)	(9,073)
Total noncurrent deferred tax liabilities	$(781,485)	$(803,764)
Net noncurrent deferred tax liabilities	$(503,198)	$(492,774)
Net current and noncurrent deferred tax liabilities	$(469,271)	$(459,815)

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

In Fiscal 2012, the Company began recording residual U.S. and foreign taxes on undistributed foreign earnings as a result of its change in position regarding future repatriation and the requirements of ASC Topic 740: “Income Taxes” on a prospective basis. To the extent necessary, the Company intends to utilize earnings of foreign subsidiaries in order to support management's  plans  to voluntarily accelerate pay down of U.S. debt, fund distributions to shareholders, fund U.S. acquisitions and satisfy ongoing U.S. operational cash flow requirements. As a result, current and certain prior period earnings of the Company's non-U.S. subsidiaries are generally not considered to be permanently reinvested, except in jurisdictions where repatriation is either precluded or restricted by law.  The Company annually estimates the available earnings, permanent reinvestment classification and the availability of and management’s intent to use alternative mechanisms for repatriation for each jurisdiction in which the Company does business. Accordingly, the Company is providing residual U.S. and foreign deferred taxes on these earnings to the extent they cannot be repatriated in a tax-free manner. As of September 30, 2014, the Company has provided residual taxes on approximately $190,497 of Fiscal 2014 distributions of foreign earnings, and $3,059 of earnings not yet taxed in the U.S. resulting in a Fiscal 2014 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $74. As of September 30, 2013, the Company had recorded residual U.S. and foreign taxes on approximately $12,506 of Fiscal 2013 distributions and $45,735 of earnings not yet taxed in the U.S., resulting in a Fiscal 2013 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $109. As of September 30, 2012, the Company recorded residual U.S. and foreign taxes on approximately $21,163 of Fiscal 2012 distributions of foreign earnings and $76,574 of earnings not yet taxed in the U.S. resulting in a Fiscal 2012 increase in tax expense, net of a corresponding adjustment to the Company's domestic valuation allowance, of approximately $3,278. During Fiscal 2014, $178,716 of the distributions related to one time internal restructuring and external debt refinancing activities.  Due to the U.S. valuation allowance, these activities did not result in a Fiscal 2014 tax increase.  Fiscal 2013 and 2012 distributions were primarily non-cash deemed distributions under U.S. tax law.

Remaining undistributed earnings of the Company’s foreign operations are approximately $351,483 at September 30, 2014, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings at September 30, 2014. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.

As of September 30, 2014, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of approximately $1,083,932 with a federal tax benefit of $379,376 and tax benefits related to state NOLs of $70,285. The Company has an additional $45,539 of federal and state NOLs for which benefits will be recorded to Additional paid-in capital when these carryforwards are used. These net operating loss carryforwards expire through years ending in 2034. As of September 30, 2014, the Company has foreign NOLs of approximately $106,496 which will expire beginning in the Company's fiscal year ending September 30, 2015. Certain of the foreign NOLs have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its NOLs that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. Due to these limitations, the Company estimates, as of September 30, 2014, that $301,749 of the total U.S. federal NOLs with a federal tax benefit of $105,612 and $16,812 of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. The Company also projects, as of September 30, 2014, that $88,769 of foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2014 and September 30, 2013, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $326,666 and $448,837, respectively. As of September 30, 2014 and September 30, 2013, approximately $292,691 and $415,994, respectively, related to U.S. net deferred tax assets, and approximately $33,975 and $32,843, respectively, related to foreign net deferred tax assets. The net decrease in the valuation allowance for deferred tax assets during Fiscal 2014 totaled approximately $122,171, of which approximately $123,303 related to a decrease in the valuation allowance against U.S. net deferred tax assets, and approximately $1,132 related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the one time internal restructuring and debt refinancing activities, the Company reversed $62,551 of U.S. valuation allowance during Fiscal 2014.  As a result of the purchase of HHI Business, the Company reversed $49,848 of U.S. valuation allowance during Fiscal 2013.  The reversal was attributable to $49,848 of net deferred tax liabilities recorded on the HHI Business purchase accounting balance sheet which offset other U.S. net deferred tax assets. As a result of the purchase of FURminator, the Company reversed $14,511 of U.S. valuation allowance during Fiscal 2012. The reversal was attributable to $14,511 of net deferred tax liabilities recorded on the FURminator purchase accounting balance sheet which offset other U.S. net deferred tax assets.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The total amount of unrecognized tax benefits on the Company’s Consolidated Statements of Financial Position at September 30, 2014 and September 30, 2013 are $11,333 and $13,807, respectively. If recognized in the future, $7,991 of the unrecognized tax benefits as of September 30, 2014 will impact the effective tax rate and $3,342 of unrecognized tax benefits would create deferred tax assets against which the Company would have a full valuation allowance. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014 and September 30, 2013 the Company had approximately $3,512 and $3,671, respectively, of accrued interest and penalties related to uncertain tax positions. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2014 was a net increase to Income tax expense of $1,116. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2013 was a net decrease to Income tax expense of $8. The impact related to interest and penalties on the Consolidated Statement of Operations for Fiscal 2012 was a net decrease to Income tax expense of $1,184.

The following table summarizes the changes to the amount of unrecognized tax benefits for Fiscal 2014,  Fiscal 2013 and Fiscal 2012:

Unrecognized tax benefits at September 30, 2011	$9,013
Gross increase – tax positions in prior period	773
Gross decrease – tax positions in prior period	(1,308)
Gross increase – tax positions in current period	776
Settlements	(1,737)
Lapse of statutes of limitations	(1,640)
Unrecognized tax benefits at September 30, 2012	$5,877
Gross increase – tax positions in prior period	9,104
Gross decrease – tax positions in prior period	(327)
Gross increase – tax positions in current period	516
Settlements	(15)
Lapse of statutes of limitations	(1,348)
Unrecognized tax benefits at September 30, 2013	$13,807
Gross increase – tax positions in prior period	1,548
Gross decrease – tax positions in prior period	(1,380)
Gross increase – tax positions in current period	714
Settlements	(2,515)
Lapse of statutes of limitations	(841)
Unrecognized tax benefits at September 30, 2014	$11,333

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2010 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2010 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. The Company’s fiscal years ended September 30, 2011, 2012, 2013 and 2014 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

As of September 30, 2014, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

(10)  EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans in accordance with the requirements of the defined benefit pension plans and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below. The Company also has various nonqualified deferred compensation agreements with certain of its employees. Under certain of these agreements, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management’s intent that life insurance contracts owned by the Company will fund these agreements. Under the remaining agreements, the Company has agreed to pay such deferred amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death.

Other Benefits

Under the Rayovac postretirement plan, the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 40 over the next 10 succeeding years of service, and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.

The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Pension and Deferred
	Compensation Benefits						Other Benefits
	2014			2013			2014	2013
Changes in benefit obligation
Benefit obligation, beginning of year			$256,142			$240,806	$403	$566
Liabilities assumed through acquisitions			—			14,716	—	—
Service cost			3,191			3,061	—	9
Interest cost			10,361			9,886	18	22
Actuarial (gain) loss			12,923			1,851	7	(58)
Participant contributions			34			59	—	—
Curtailments			—			(1,507)	—	(135)
Benefits paid			(9,694)			(15,925)	(1)	(1)
Foreign currency exchange rate changes			(5,940)			3,195		—
Benefit obligation, end of year			$267,017			$256,142	$427	$403
Changes in plan assets
Fair value of plan assets, beginning of year			$175,484			$153,927	$—	$—
Assets acquired through acquisitions			—			6,680	—	—
Actual return on plan assets			12,487			16,759	—	—
Employer contributions			12,985			12,316	1	1
Employee contributions			34			59	—	—
Benefits paid			(9,694)			(15,925)	(1)	(1)
Foreign currency exchange rate changes			(2,434)			1,668		—
Fair value of plan assets, end of year			$188,862			$175,484	$—	$—
Accrued Benefit Cost			$(78,155)			$(80,658)	$(427)	$(403)
Range of assumptions:
Discount rate	2.0%	-	13.5%	1.8%	-	13.0%	4.7%	4.7%
Expected return on plan assets	2.0%	-	7.5%	3.6%	-	7.8%	N/A	N/A
Rate of compensation increase	2.3%	-	5.5%	2.3%	-	5.5%	N/A	N/A

The net underfunded status as of September 30, 2014 and September 30, 2013 of $78,155 and $80,658, respectively, is recognized in the accompanying Consolidated Statements of Financial Position within Employee benefit obligations, net of current portion. Included in the Company’s AOCI as of September 30, 2014 and September 30, 2013 are unrecognized net losses of $32,797, net of tax benefit of $797 and $29,180, net of tax expense of $817, respectively, which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2015 is $1,515.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

At September 30, 2014, the Company’s total pension and deferred compensation benefit obligation of $267,017 consisted of $70,892 associated with U.S. plans and $196,125 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $188,862 consisted of $62,404 associated with U.S. plans and $126,458 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 4.2% and approximately 3.3% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.5% and approximately 4.3% for its international plans.

At September 30, 2013, the Company’s total pension and deferred compensation benefit obligation of $256,142 consisted of $66,895 associated with U.S. plans and $189,247 associated with international plans. The fair value of the Company’s pension and deferred compensation benefit assets of $175,484 consisted of $58,458 associated with U.S. plans and $117,026 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 3.8% and approximately 3.9% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 7.8% and approximately 4.7% for its international plans.

Net periodic benefit cost for Fiscal 2014, Fiscal 2013 and Fiscal 2012 included the following components:

	Pension and Deferred
	Compensation Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$3,191	$3,061	$2,048	$—	$9	$12
Interest cost	10,361	9,886	10,593	18	22	27
Expected return on assets	(9,894)	(8,667)	(8,225)	—	—	—
Amortization of prior year service cost	—	—	72	—	—	—
Curtailment gain	(93)	(752)	—	—	—	—
Recognized net actuarial (gain) loss	1,461	2,112	828	—	8	(54)
Net periodic benefit cost (benefit)	$5,026	$5,640	$5,316	$18	$39	$(15)

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where the plans are established.

Below is a summary allocation of all pension plan assets as of the measurement date.

	Weighted Average
	Allocation
	Target			Actual
Asset Category	2014			2014	2013
Equity Securities	0	-	60%	25%	47%
Fixed Income Securities	0	-	40%	27%	21%
Other	0	-	100%	48%	32%
Total	100%			100%	100%

The weighted average expected long-term rate of return on total assets is 5.4%.

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2014 review of such rates. The plan assets currently do not include holdings of SB Holdings common stock.

The Company’s pension plan assets have a diversified portfolio of investments in U.S. and foreign equity and debt securities.  In addition, the plan assets are invested in real estate mutual funds, life insurance contracts and private equity funds.

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2014 segregated by level within the fair value hierarchy. See Note 8, “Fair Value of Financial Instruments,” for discussion of the fair value hierarchy and fair value principles:

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$19,949	$7,098	$—	$27,047
Foreign equity securities	11,100	7,551	—	18,651
Debt Securities
U.S. bonds	4,026	15,196	—	19,222
Foreign bonds	3,131	20,463	—	23,594
Foreign government bonds	—	8,565	—	8,565
Real estate	1,254	5,889	—	7,143
Life insurance contracts	—	37,734	—	37,734
Other	—	38,688	—	38,688
Foreign cash & cash equivalents	6,368	1,850	—	8,218
Total Defined Benefit Plan Assets	$45,828	$143,034	$—	$188,862

The following table sets forth the fair value of the Company’s pension plan assets as of September 30, 2013 segregated by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total
Defined Benefit Plan Assets:
Equity Securities
U.S. equity securities	$18,497	$15,458	$—	$33,955
Foreign equity securities	10,792	37,641	—	48,433
Debt Securities
U.S. bonds	2,279	15,578	—	17,857
Foreign bonds	—	10,688	—	10,688
Foreign government bonds	—	7,994	—	7,994
Real estate	1,204	5,391	—	6,595
Life insurance contracts	—	37,690	—	37,690
Other	—	355	—	355
Foreign cash & cash equivalents	6,658	5,259	—	11,917
Total Defined Benefit Plan Assets	$39,430	$136,054	$—	$175,484

The Company’s expected future pension benefit payments for Fiscal 2015 through its fiscal year 2024 are as follows:

2015	$12,288
2016	10,548
2017	10,743
2018	11,244
2019	12,275
2020-2024	65,315

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $12,318,  $11,095 and $1,935, respectively.

(11)  SEGMENT INFORMATION

The Company manages its business in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Global Pet Supplies; (iii) Home and Garden; and (iv) Hardware & Home Improvement.

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The results of the HHI Business are included in the Company's Consolidated Statement of Operations as of and subsequent to December 17, 2012. The results of TLM Taiwan are included in the Company's Consolidated Statement of Operations as of and subsequent to its acquisition on April 8, 2013. The financial results related to the HHI Business are reported as a separate business segment, Hardware & Home Improvement.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment.

Net sales and Cost of goods sold to other business segments have been eliminated. The gross contribution of intersegment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the segment from which the product is shipped.

The operating segment profits do not include restructuring and related charges, acquisition and integration related charges, impairment charges, interest expense, interest income and income tax expense. Expenses associated with certain general and administrative functions necessary to reflect the operating segments on a standalone basis have also been excluded in the determination of reportable segment profits. Corporate expenses primarily include general and administrative expenses and the costs of global long-term incentive compensation plans which are evaluated on a consolidated basis and not allocated to the Company’s operating segments. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the Company for Fiscal 2014,  Fiscal 2013 and Fiscal 2012, is as follows:

Net sales to external customers

	2014	2013	2012
Consumer batteries	$957,837	$931,647	$948,652
Small appliances	730,783	740,289	771,568
Electric shaving and grooming	278,315	276,783	279,468
Electric personal care	263,775	254,858	250,251
Global Batteries & Appliances	2,230,710	2,203,577	2,249,939
Hardware & Home Improvement	1,165,996	869,631	—
Global Pet Supplies	600,537	621,834	615,508
Home and Garden	431,866	390,539	386,988
Total segments	$4,429,109	$4,085,581	$3,252,435

Depreciation and amortization

	2014	2013	2012
Global Batteries & Appliances	$73,077	$67,229	$63,618
Hardware & Home Improvement	40,388	31,364	—
Global Pet Supplies	31,565	29,615	27,702
Home and Garden Business	12,600	11,685	13,296
Total segments	157,630	139,893	104,616
Corporate	—	—	—
Total Depreciation and amortization	$157,630	$139,893	$104,616

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

Segment profit

	2014	2013	2012
Global Batteries & Appliances	$256,524	$237,544	$244,442
Hardware & Home Improvement	172,217	88,668	—
Global Pet Supplies	82,371	91,080	85,866
Home and Garden	89,255	78,483	73,609
Total segments	600,367	495,775	403,917
Corporate expense	72,856	60,444	47,204
Acquisition and integration related charges	20,102	48,445	31,066
Restructuring and related charges	22,895	34,012	19,591
Interest expense	202,118	369,519	191,998
Other expense, net	6,286	3,506	878
Income (loss) from continuing operations before income taxes	$276,110	$(20,151)	$113,180

Segment total assets

	September 30,
	2014	2013
Global Batteries & Appliances	$2,152,003	$2,360,733
Hardware & Home Improvement	1,629,020	1,735,629
Global Pet Supplies	890,372	948,832
Home and Garden	526,596	500,559
Total segment assets	5,197,991	5,545,753
Corporate	313,357	73,291
Total assets at period end	$5,511,348	$5,619,044

 Capital expenditures

	2014	2013	2012
Global Batteries & Appliances	$40,347	$47,928	$36,271
Hardware & Home Improvement	21,167	23,385	—
Global Pet Supplies	5,267	8,268	7,447
Home and Garden Business	6,566	2,395	3,091
Total segments	73,347	81,976	46,809
Corporate	—	—	—
Total Capital expenditures	$73,347	$81,976	$46,809

Geographic Disclosures—Net sales to external customers

	2014	2013	2012
United States	$2,640,698	$2,411,409	$1,772,138
Outside the United States	1,788,411	1,674,172	1,480,297
Total net sales to external customers	$4,429,109	$4,085,581	$3,252,435

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

Geographic Disclosures—Property, plant and equipment, net

	September 30,
	2014	2013
United States	$253,234	$230,866
Outside the United States	175,643	181,685
Long-lived assets at year end	$428,877	$412,551

(12)  COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $4,615, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2015	$37,202
2016	33,246
2017	28,373
2018	19,034
2019	14,361
Thereafter	31,872
Total minimum lease payments	$164,088

All of the leases expire between October 2014 and July 2024. The Company’s total rent expense was $40,775,  $41,829 and $34,327 during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

(13)  RELATED PARTY TRANSACTIONS

Merger Agreement and Registration Rights Agreement

On June 16, 2010 (the “Closing Date”), SB Holdings completed the merger with Russell Hobbs, Inc. ("Russell Hobbs")(the "Merger”) pursuant to the Agreement and Plan of Merger, dated as of February 9, 2010, as amended on March 1, 2010, March 26, 2010 and April 30, 2010, by and among SB Holdings, Russell Hobbs, Spectrum Brands, Battery Merger Corp. and Grill Merger Corp. (the “Merger Agreement”).  In connection with the Merger, the Harbinger Parties and SB Holdings entered into a stockholder agreement, dated February 9, 2010 (the “Stockholder Agreement”), which provides for certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on the Harbinger Parties, including:

•

for so long as the Harbinger Parties and their affiliates beneficially own 40% or more of the outstanding voting securities of SB Holdings, the Harbinger Parties and the Company will cooperate to ensure, to the greatest extent possible, the continuation of the structure of the SB Holdings board of directors as described in the Stockholder Agreement;

•

the Harbinger Parties will not effect any transfer of equity securities of SB Holdings to any person that would result in such person and its affiliates owning 40% or more of the outstanding voting securities of SB Holdings, unless specified conditions are met; and

•	the Harbinger Parties will be granted certain access and informational rights with respect to SB Holdings and its subsidiaries.

Pursuant to a joinder to the Stockholder Agreement entered into by the Harbinger Parties and Harbinger Group, Inc. (“HRG”) upon consummation of the Share Exchange, HRG became a party to the Stockholder Agreement, and is subject to all of the covenants,

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

terms and conditions of the Stockholder Agreement to the same extent as the Harbinger Parties were bound thereunder prior to giving effect to the Share Exchange.

Certain provisions of the Stockholder Agreement terminate on the date on which the Harbinger Parties or HRG no longer constitutes a Significant Stockholder (as defined in the Stockholder Agreement). The Stockholder Agreement terminates when any person (including the Harbinger Parties or HRG) acquires 90% or more of the outstanding voting securities of SB Holdings.

Also in connection with the Merger, the Harbinger Parties and SB Holdings entered into a registration rights agreement, dated as of February 9, 2010 (the “SB Holdings Registration Rights Agreement”), pursuant to which the Harbinger Parties have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their shares of SB Holdings common stock. On September 10, 2010, the Harbinger Parties and HRG entered into a joinder to the SB Holdings Registration Rights Agreement, pursuant to which, effective upon the consummation of the Share Exchange, HRG became a party to the SB Holdings Registration Rights Agreement, entitled to the rights and subject to the obligations of a holder thereunder.

(14)  RESTRUCTURING AND RELATED CHARGES

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

The Company reports restructuring and related charges associated with administrative functions, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing functions, in Operating expenses. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives.

The following table summarizes restructuring and related charges incurred by segment for Fiscal 2014,  Fiscal 2013 and Fiscal 2012:

	2014	2013	2012
Cost of goods sold:
Global Batteries & Appliances	$648	$1,143	$5,094
Hardware & Home Improvement	2,641	6,246	—
Global Pet Supplies	424	2,595	4,741
Total restructuring and related charges in cost of goods sold	$3,713	$9,984	$9,835
Operating expenses:
Global Batteries & Appliances	$10,458	$13,627	$2,487
Hardware & Home Improvement	5,628	—	—
Global Pet Supplies	2,563	8,556	5,395
Home and Garden	—	598	912
Corporate	533	1,247	962
Total restructuring and related charges in operating expenses	$19,182	$24,028	$9,756
Total restructuring and related charges	$22,895	$34,012	$19,591

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

The following table summarizes restructuring and related charges incurred by type of charge:

	2014	2013	2012
Cost of goods sold:
Global Expense Rationalization initiatives:
Termination benefits	$971	$2	$—
Other associated costs	37	—	—
Global Cost Reduction initiatives:
Termination benefits	2	228	2,941
Other associated costs	62	3,330	6,894
Other restructuring initiatives:
Termination benefits	—	146	—
Other associated costs	2,641	6,278	—
Total included in cost of goods sold	$3,713	$9,984	$9,835
Costs included in operating expenses:
HHI Business Rationalization initiatives:
Termination benefits	$4,511	$—	$—
Global Expense Rationalization initiatives:
Termination benefits	5,497	10,259	—
Other associated costs	6,868	1,056	—
Global Cost Reduction initiatives:
Termination benefits	244	6,351	3,079
Other associated costs	1,010	6,443	5,776
Other restructuring initiatives:
Other associated costs	1,052	(81)	901
Total included in operating expenses	$19,182	$24,028	$9,756
Total restructuring and related charges	$22,895	$34,012	$19,591

HHI Business Rationalization Initiatives

During the fourth quarter of Fiscal 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement business segment to reduce operating costs and exit low margin business outside the U.S. (the “HHI Business Rationalization Initiatives”). These initiatives include headcount reductions, the exit of certain facilities and the sale of a portion of the Hardware & Home Improvement operations in Canada.  Costs associated with these initiatives, which are expected to be incurred through September 30, 2016, are projected to total approximately $9,000.

The Company recorded $4,511 of pretax restructuring and related charges during Fiscal 2014 related to the HHI Business Rationalization Initiatives.

Global Expense Rationalization Initiatives Summary

During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs (the “Global Expense Rationalization Initiatives”). These initiatives consist of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments and in Corporate. Costs associated with these initiatives, which are expected to be incurred through September 30, 2015, are currently projected to total approximately $46,500.

The Company recorded $13,373 and $11,317 of pretax restructuring and related charges during Fiscal 2014 and Fiscal 2013 and no pretax restructuring and related charges during Fiscal 2012, related to the Global Expense Rationalization Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Expense Rationalization Initiatives and the activity during Fiscal 2014:

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

	Termination	Other
	Benefits	Costs	Total
Accrual balance at September 30, 2013	$7,320	$(35)	$7,285
Provisions	3,462	1,490	4,952
Cash expenditures	(7,041)	—	(7,041)
Non-cash items	303	(26)	277
Accrual balance at September 30, 2014	$4,044	$1,429	$5,473
Expensed as incurred (A)	$3,006	$5,415	$8,421

 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during Fiscal 2014, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Expense Rationalization Initiatives by operating segment:

	Global
	Batteries &	Global Pet
	Appliances	Supplies	Corporate	Total
Restructuring and related charges during fiscal 2014	$11,072	$1,768	$533	$13,373
Restructuring and related charges since initiative inception	$21,142	$1,768	$1,781	$24,691
Total future restructuring and related charges expected	$13,483	$5,748	$2,495	$21,726

Global Cost Reduction Initiatives Summary

During the fiscal year ended September 30, 2009, the Company implemented a series of initiatives within the Global Batteries & Appliances segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs, and to evaluate opportunities to improve the Company’s capital structure (the “Global Cost Reduction Initiatives”). These initiatives included headcount reductions and the exit of certain facilities within each of these segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. Costs associated with these initiatives, which are expected to be incurred through January 31, 2015, are projected to total approximately $105,000.

The Company recorded $1,318,  $16,352 and $18,690 of pretax restructuring and related charges during Fiscal 2014,  Fiscal 2013 and Fiscal 2012, respectively, related to the Global Cost Reduction Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and the activity during Fiscal 2014:

	Termination	Other
	Benefits	Costs	Total
Accrual balance at September 30, 2013	$4,927	$424	$5,351
Provisions	232	2	234
Cash expenditures	(3,541)	(741)	(4,282)
Non-cash items	(289)	475	186
Accrual balance at September 30, 2014	$1,329	$160	$1,489
Expensed as incurred (A)	$17	$1,067	$1,084

 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during Fiscal 2014, the cumulative amount incurred to date and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

	Global
	Batteries &	Global Pet	Home and
	Appliances	Supplies	Garden	Corporate	Total
Restructuring and related charges during fiscal 2014	$99	$1,219	$—	$—	$1,318
Restructuring and related charges since initiative inception	$25,512	$49,368	$18,219	$7,591	$100,690
Total future restructuring and related charges expected	$767	$3,618	$—	$—	$4,385

The Company recorded $3,759 and $6,228 of restructuring and related charges during Fiscal 2014 and Fiscal 2013 and no restructuring and related charges during Fiscal 2012, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.

In connection with other restructuring efforts, the Company recorded $(66),  $115 and $901 during Fiscal 2014,  Fiscal 2013 and Fiscal 2012, respectively.

(15)  ACQUISITIONS

In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

HHI Business

On December 17, 2012, the Company completed the cash acquisition of the HHI Business from Stanley Black & Decker. A portion of the HHI Business, consisting of the purchase of certain assets of TLM Taiwan, closed on April 8, 2013.  The HHI Business is a major manufacturer and supplier of residential locksets, residential builders' hardware and faucets with a portfolio of recognized brand names, including Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister, as well as patented technologies such as the SmartKey, a re-keyable lockset technology, and Smart Code Home Connect. Customers of the HHI Business include retailers, non-retail distributors and homebuilders. Headquartered in Lake Forest, California, the HHI Business has a global sales force and operates manufacturing and distribution facilities in the U.S., Canada, Mexico and Asia.

The results of the HHI Business are included in the Company's Consolidated Statements of Operations as of and subsequent to December 17, 2012, the date of the acquisition. The results of the TLM Business are included in the Company's Consolidated Statements of Operations as of and subsequent to its acquisition on April 8, 2013. The financial results of the HHI Business are reported as a separate business segment, Hardware & Home Improvement.

Supplemental Pro Forma Information (Unaudited)

The following reflects the Company's pro forma results had the results of the HHI Business been included for all periods presented.

	2013	2012
Net sales:
Reported Net sales	$4,085,581	$3,252,435
HHI Business adjustment (1)	191,777	973,648
Pro forma Net sales	$4,277,358	$4,226,083

Net (loss) income:
Reported Net (loss) income (2) (3)	$(47,510)	$52,795
HHI Business adjustment (1)	4,942	76,120
Pro forma Net (loss) income	$(42,568)	$128,915

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

(1)

The results related to the HHI Business adjustment do not reflect the TLM Taiwan business as stand alone financial data is not available for the periods presented. The TLM Taiwan business is not deemed material to the operating results of the Company.

(2)

Included in Reported Net (loss) income for Fiscal 2013, is an adjustment of $49,848 to record the income tax benefit resulting from the reversal of U.S. valuation allowances on deferred tax assets as a result of the HHI Business acquisition. For information pertaining to the income tax benefit, see Note 9, “Income Taxes.”

(3)

Included in Reported Net (loss) income for Fiscal 2013 is $36,932, of Acquisition and integration related charges as a result of the HHI Business acquisition. For information pertaining to Acquisition and integration related charges, see Note 2, “Significant Accounting Policies - Acquisition and Integration Related Charges.”

Liquid Fence

On January 2, 2014, the Company completed the acquisition of Liquid Fence, a producer of animal repellents. The value of the consideration given in this acquisition, net of working capital adjustments, was $35,845 and is not significant individually, therefore, pro forma results are not presented.

The following table summarizes the consideration paid for Liquid Fence:

Cash paid to seller at close	$24,800
Promissory note due to seller	9,500
Contingent consideration	1,500
Working capital adjustment	45
Purchase price	$35,845

The promissory note will be paid in four semi-annual installments over 24 months from the close of the transaction.

The results of Liquid Fence's operations since January 2, 2014 are included in the Company’s Consolidated Statements of Operations and are reported as part of the Home and Garden segment.

Valuation of Assets and Liabilities

The assets acquired and liabilities assumed in the Liquid Fence acquisition have been measured at their fair values at January 2, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes. The fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation.  The acquisition accounting for Liquid Fence has been finalized.

The fair values recorded for the assets acquired and liabilities assumed for Liquid Fence are as follows:

Cash	$46
Accounts receivable	1,152
Inventories	2,188
Property, plant and equipment, net	59
Intangible assets	26,900
Total assets acquired	$30,345
Total liabilities assumed	1,588
Total identifiable net assets less goodwill	28,757
Goodwill	7,088
Total identifiable net assets	$35,845

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

Pre-Acquisition Contingencies Assumed

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to Liquid Fence that existed as of the acquisition date. Based on the evaluation to date, the Company has determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has recorded its best estimates for these contingencies as part of the purchase accounting for Liquid Fence.  Further adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.

Valuation Adjustments

The Company performed a valuation of the acquired trade names, proprietary technology assets, customer relationships and a contingent earn-out liability at January 2, 2014. A summary of the significant key inputs is as follows:

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

(16)  QUARTERLY RESULTS (UNAUDITED)

Fiscal 2014:

	Quarter Ended
	September 30, 2014	June 29, 2014	March 30, 2014	December 29, 2013
Net sales	$1,178,312	$1,128,509	$1,021,688	$1,100,600
Gross profit	411,001	417,037	359,624	381,207
Net income	48,655	78,614	34,897	54,921

Fiscal 2013:

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 30, 2012
Net sales	$1,137,732	$1,089,825	$987,756	$870,268
Gross profit	396,493	382,759	322,904	288,156
Net income (loss)	(36,657)	36,761	(40,523)	(7,091)

SB/RH HOLDINGS, LLC

Notes to Consolidated Financial Statements – (Continued)

(Amounts in thousands)

(17) SUBSEQUENT EVENTS

ASC 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance date through the date of the Company’s financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued.

On October 2, 2014, the Company completed a $31,775 cash acquisition of Tell Manufacturing, Inc. (“Tell”), a leading manufacturer and distributor of commercial doors, locks and hardware. The Company will account for the acquisition of Tell in accordance with ASC 805.  The Company is in the process of completing the preliminary purchase accounting.

On September 23, 2014, the Company entered into a definitive agreement to acquire Procter & Gamble’s European pet food business, consisting of premium brands for dogs and cats. The acquisition is expected to close in the second quarter of Fiscal 2015.  The Company will account for this acquisition in accordance with ASC 805.

On November 3, 2014, the Company announced an expansion to its Global Expense Rationalization Initiatives, which was initially implemented in Fiscal 2013. These expanded initiatives consist of headcount reductions in the Global Batteries & Appliances and Global Pet Supplies segments and in Corporate, consistent with the original announcement in Fiscal 2013. Costs associated with the expanded initiatives, which are expected to be incurred through September 30, 2015, are currently projected to total approximately $46,500, which include costs associated with the Global Expense Rationalization Initiatives announced in Fiscal 2013.

(18)  CONSOLIDATING FINANCIAL STATEMENTS

Spectrum Brands Inc., with its domestic subsidiaries and SB/RH Holdings, LLC (the “Parent”) as guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture and has also issued the 6.75% Notes under the 2020 Indenture.  See Note 6, “Debt,” for further information on the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture and on the 6.75% Notes under the 2020 Indenture.

The following consolidating financial statements illustrate the components of the consolidated financial statements of the Company. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and Guarantor Subsidiaries investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Consolidating Statement of Financial Position

September 30, 2014

(Amounts in thousands)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$4,805	$11,216	$176,870	$—	$192,891
Receivables:
Trade accounts receivables, net of allowances	48,311	157,589	233,138	—	439,038
Intercompany receivables	106,896	937,336	587,029	(1,631,169)	92
Other	2,322	8,255	65,658	—	76,235
Inventories	77,735	313,049	240,402	(6,651)	624,535
Deferred income taxes	(10,061)	34,250	11,117	1,402	36,708
Prepaid expenses and other	19,169	14,412	29,943	(78)	63,446
Total current assets	249,177	1,476,107	1,344,157	(1,636,496)	1,432,945
Property, plant and equipment, net	137,721	115,293	175,863	—	428,877
Long-term intercompany receivables	688	107,265	41,614	(149,567)	—
Deferred charges and other	126,389	(117,998)	28,888	—	37,279
Goodwill	67,721	1,030,720	371,120	—	1,469,561
Intangible assets, net	494,083	1,151,674	445,782	—	2,091,539
Debt issuance costs	46,583	—	4,564	—	51,147
Investments in subsidiaries	4,076,268	1,278,910	444	(5,355,622)	—
Total assets	$5,198,630	$5,041,971	$2,412,432	$(7,141,685)	$5,511,348

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$75,229	$6,873	$30,454	$—	$112,556
Accounts payable	76,033	202,528	241,172	—	519,733
Intercompany accounts payable	1,365,970	829,926	81,219	(2,277,115)	—
Accrued liabilities:
Wages and benefits	25,553	19,449	43,062	—	88,064
Income taxes payable	1,279	192	17,073	—	18,544
Accrued interest	34,955	4	470	—	35,429
Other	21,516	52,699	82,091	—	156,306
Total current liabilities	1,600,535	1,111,671	495,541	(2,277,115)	930,632
Long-term debt, net of current maturities	2,539,159	8,927	346,051	—	2,894,137
Long-term intercompany debt	16,398	(617,941)	105,244	496,299	—
Employee benefit obligations, net of current portion	10,230	—	71,734	—	81,964
Deferred income taxes	(52,342)	462,253	103,293	—	513,204
Other	8,738	793	11,659	—	21,190
Total liabilities	4,122,718	965,703	1,133,522	(1,780,816)	4,441,127
Shareholders’ equity:
Other equity	1,419,491	3,296,946	1,284,848	(4,587,484)	1,413,801
Retained earnings (accumulated deficit)	(329,976)	775,418	(13,828)	(761,590)	(329,976)
Accumulated other comprehensive income (loss)	(63,073)	(51,017)	(47,031)	98,047	(63,074)
Total shareholders’ equity	1,026,442	4,021,347	1,223,989	(5,251,027)	1,020,751
Non-controlling interest	49,470	54,921	54,921	(109,842)	49,470
Total equity	1,075,912	4,076,268	1,278,910	(5,360,869)	1,070,221
Total liabilities and shareholders’ equity	$5,198,630	$5,041,971	$2,412,432	$(7,141,685)	$5,511,348

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Consolidating Statement of Financial Position

September 30, 2013

(Amounts in thousands)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$3,859	$5,402	$188,958	$—	$198,219
Receivables:
Trade accounts receivables, net of allowances	47,959	94,231	339,123	—	481,313
Intercompany receivables	183,277	687,923	(116,811)	(752,928)	1,461
Other	2,914	11,250	51,456	—	65,620
Inventories	80,333	159,767	400,119	(7,296)	632,923
Deferred income taxes	(13,939)	23,429	21,680	1,789	32,959
Prepaid expenses and other	20,373	4,662	33,996	3,750	62,781
Total current assets	324,776	986,664	918,521	(754,685)	1,475,276
Property, plant and equipment, net	116,738	47,487	248,326	—	412,551
Long term intercompany receivables	30,618	144,567	61,737	(236,922)	—
Deferred charges and other	6,386	1,647	18,017	—	26,050
Goodwill	67,722	440,478	968,472	—	1,476,672
Intangible assets, net	504,525	736,324	922,317	—	2,163,166
Debt issuance costs	63,699	—	1,630	—	65,329
Investments in subsidiaries	3,885,898	2,525,735	445	(6,412,078)	—
Total assets	$5,000,362	$4,882,902	$3,139,465	$(7,403,685)	$5,619,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$71,777	$2,050	$29,094	$—	$102,921
Accounts payable	84,305	132,838	308,376	—	525,519
Intercompany accounts payable	763,644	306,306	143,133	(1,213,083)	—
Accrued liabilities:
Wages and benefits	12,102	12,137	57,817	—	82,056
Income taxes payable	332	(33)	32,314	—	32,613
Accrued interest	35,984	—	747	—	36,731
Other	23,497	35,244	112,333	—	171,074
Total current liabilities	991,641	488,542	683,814	(1,213,083)	950,914
Long-term debt, net of current maturities	3,010,307	2,196	103,439	—	3,115,942
Long-term intercompany debt	18,038	268,361	(513,381)	226,982	—
Employee benefit obligations, net of current portion	21,351	—	75,261	—	96,612
Deferred income taxes	7,021	237,474	248,279	—	492,774
Other	12,130	431	16,318	—	28,879
Total liabilities	4,060,488	997,004	613,730	(986,101)	4,685,121
Shareholders’ equity:
Other equity	1,399,013	3,188,112	2,275,672	(5,469,673)	1,393,124
Retained earnings (accumulated deficit)	(469,886)	673,714	221,089	(894,803)	(469,886)
Accumulated other comprehensive income (loss)	(38,459)	(29,612)	(24,710)	54,260	(38,521)
Total shareholders’ equity	890,668	3,832,214	2,472,051	(6,310,216)	884,717
Non-controlling interest	49,206	53,684	53,684	(107,368)	49,206
Total equity	939,874	3,885,898	2,525,735	(6,417,584)	933,923
Total liabilities and shareholders’ equity	$5,000,362	$4,882,902	$3,139,465	$(7,403,685)	$5,619,044

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Consolidating Statement of Operations

Year Ended September 30, 2014

(Amounts in thousands)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$626,671	$2,141,371	$2,449,371	$(788,304)	$4,429,109
Cost of goods sold	447,663	1,434,430	1,762,717	(788,283)	2,856,527
Restructuring and related charges	—	2,641	1,072	—	3,713
Gross profit	179,008	704,300	685,582	(21)	1,568,869
Operating expenses:
Selling	76,609	268,463	333,746	(666)	678,152
General and administrative	60,481	168,975	89,589	19	319,064
Research and development	22,290	11,977	13,588	—	47,855
Acquisition and integration related charges	11,705	8,275	122	—	20,102
Restructuring and related charges	8,381	4,055	6,746	—	19,182
	179,466	461,745	443,791	(647)	1,084,355
Operating income (loss)	(458)	242,555	241,791	626	484,514
Interest expense	172,193	(67)	29,995	(3)	202,118
Other (income) expense, net	(213,726)	(163,776)	3,972	379,816	6,286
Income from continuing operations before income taxes	41,075	406,398	207,824	(379,187)	276,110
Income tax expense (benefit)	(176,012)	194,594	40,054	387	59,023
Net income (loss)	217,087	211,804	167,770	(379,574)	217,087
Less: Net loss attributable to non-controlling interest	325	325	325	(650)	325
Net income (loss) attributable to controlling interest	$216,762	$211,479	$167,445	$(378,924)	$216,762

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income

Year Ended September 30, 2014

(Amounts in thousands)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net income (loss)	$217,087	$211,804	$167,770	$(379,574)	$217,087
Other comprehensive income (loss), net of tax:
Foreign currency translation	(32,528)	(32,725)	(33,582)	66,307	(32,528)
Unrealized gain on derivative instruments	11,531	11,435	11,628	(23,063)	11,531
Defined benefit pension loss	(3,617)	(95)	(95)	190	(3,617)
Other comprehensive income (loss)	(24,614)	(21,385)	(22,049)	43,434	(24,614)
Comprehensive income (loss)	192,473	190,419	145,721	(336,140)	192,473
Less: Comprehensive income (loss) attributable to non-controlling interest	347	303	303	(606)	347
Comprehensive income (loss) attributable to controlling interest	$192,126	$190,116	$145,418	$(335,534)	$192,126

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Consolidating Statement of Operations

Year Ended September 30, 2013

(Amounts in thousands)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$638,651	$1,178,218	$3,123,312	$(854,600)	$4,085,581
Cost of goods sold	463,854	799,935	2,274,461	(852,965)	2,685,285
Restructuring and related charges	—	2,429	7,555	—	9,984
Gross profit	174,797	375,854	841,296	(1,635)	1,390,312
Operating expenses:
Selling	73,366	143,796	420,704	(908)	636,958
General and administrative	74,092	85,131	125,453	(3)	284,673
Research and development	17,712	10,139	15,483	—	43,334
Acquisition and integration related charges	35,291	4,666	8,488	—	48,445
Restructuring and related charges	4,264	11,014	8,750	—	24,028
	204,725	254,746	578,878	(911)	1,037,438
Operating income	(29,928)	121,108	262,418	(724)	352,874
Interest expense	346,600	2,919	19,990	10	369,519
Other (income) expense, net	(248,627)	(180,790)	7,804	425,119	3,506
(Loss) income from continuing operations before income taxes	(127,901)	298,979	234,624	(425,853)	(20,151)
Income tax expense (benefit)	(80,391)	47,000	60,893	(143)	27,359
Net income (loss)	(47,510)	251,979	173,731	(425,710)	(47,510)
Less: Net income (loss) attributable to non-controlling interest	(140)	(140)	(140)	280	(140)
Net income (loss) attributable to controlling interest	$(47,370)	$252,119	$173,871	$(425,990)	$(47,370)

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income

Year Ended September 30, 2013

(Amounts in thousands)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net income (loss)	$(47,510)	$251,979	$173,731	$(425,710)	$(47,510)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(6,622)	(6,340)	(5,847)	12,187	(6,622)
Unrealized gain (loss) on derivative instruments	(2,509)	(1,447)	(1,447)	2,894	(2,509)
Defined benefit pension gain	4,247	(3,916)	(3,916)	7,833	4,248
Other comprehensive income (loss)	(4,884)	(11,703)	(11,210)	22,914	(4,883)
Comprehensive income (loss)	(52,394)	240,276	162,521	(402,796)	(52,393)
Less: Comprehensive income (loss) attributable to non-controlling interest	63	63	63	(126)	63
Comprehensive income (loss) attributable to controlling interest	$(52,457)	$240,213	$162,458	$(402,670)	$(52,456)

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Consolidating Statement of Operations

Year Ended September 30, 2012

(Amounts in thousands)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$668,127	$1,214,406	$1,884,685	$(514,783)	$3,252,435
Cost of goods sold	486,733	850,869	1,304,001	(514,681)	2,126,922
Restructuring and related charges	—	4,712	5,123	—	9,835
Gross profit	181,394	358,825	575,561	(102)	1,115,678
Operating expenses:
Selling	75,870	153,352	292,934	(965)	521,191
General and administrative	53,723	80,051	80,739	9	214,522
Research and development	18,943	10,345	3,799	—	33,087
Acquisition and integration related charges	12,676	13,109	5,281	—	31,066
Restructuring and related charges	1,794	5,500	2,462	—	9,756
	163,006	262,357	385,215	(956)	809,622
Operating income	18,388	96,468	190,346	854	306,056
Interest expense	172,772	6,302	12,923	1	191,998
Other (income) expense, net	(181,428)	(121,935)	468	303,773	878
Income (loss) from continuing operations before income taxes	27,044	212,101	176,955	(302,920)	113,180
Income tax expense (benefit)	(25,751)	39,758	46,068	310	60,385
Net income (loss)	52,795	172,343	130,887	(303,230)	52,795
Less: Net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to controlling interest	$52,795	$172,343	$130,887	$(303,230)	$52,795

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Consolidating Statement of Comprehensive Income

Year Ended September 30, 2012

(Amounts in thousands)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net (loss) income	$52,795	$172,343	$130,887	$(303,230)	$52,795
Other comprehensive income, net of tax:
Foreign currency translation	(8,601)	(8,376)	(7,380)	15,755	(8,602)
Unrealized gain (loss) on derivative instruments	1,545	(731)	(731)	1,462	1,545
Defined benefit pension gain	(11,933)	(5,388)	(10,003)	15,392	(11,932)
Other comprehensive income	(18,989)	(14,495)	(18,114)	32,609	(18,989)
Comprehensive (loss) income	33,806	157,848	112,773	(270,621)	33,806
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	—	—
Comprehensive (loss) income attributable to controlling interest	$33,806	$157,848	$112,773	$(270,621)	$33,806

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2014

(Amounts in thousands)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$616,522	$114,425	$(269,349)	$(26,903)	$434,695
Cash flows from investing activities:
Purchases of property, plant and equipment	(23,174)	(26,384)	(23,789)	—	(73,347)
Acquisition of Liquid Fence	—	(27,629)	—	—	(27,629)
Proceeds from sales of property, plant and equipment	78	60	9,065	—	9,203
Other investing activities	—	(1,788)	—	—	(1,788)
Net cash used by investing activities	(23,096)	(55,741)	(14,724)	—	(93,561)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	214,877	—	308,781	—	523,658
Payment of senior credit facilities, excluding ABL revolving credit facility	(764,874)	—	—	—	(764,874)
Debt issuance costs	(494)	—	(4,917)	—	(5,411)
Other debt financing, net	15,820	—	557	—	16,377
Reduction of other debt	—	—	(6,030)	—	(6,030)
Cash dividends paid to parent	(76,951)	—	—	—	(76,951)
Share based award tax withholding payments	(24,972)	—	—	—	(24,972)
Proceeds from (advances related to) intercompany transactions	44,114	(52,870)	(18,147)	26,903	—
Net cash provided (used) by financing activities	(592,480)	(52,870)	280,244	26,903	(338,203)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,259)	—	(8,259)
Net increase (decrease) in cash and cash equivalents	946	5,814	(12,088)	—	(5,328)
Cash and cash equivalents, beginning of period	3,859	5,402	188,958	—	198,219
Cash and cash equivalents, end of period	$4,805	$11,216	$176,870	$—	$192,891

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2013

(Amounts in thousands)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(319,093)	$727,170	337,099	(487,003)	$258,173
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,860)	(9,028)	(42,088)	—	(81,976)
Acquisition of Shaser, net of cash acquired			(42,561)	—	(42,561)
Acquisition of the HHI Business, net of cash acquired	—	(1,351,008)	—	—	(1,351,008)
Proceeds from sales of property, plant and equipment	99	12	92	—	203
Other investing activities	(26)	(1,331)	(25)	—	(1,382)
Net cash used by investing activities	(30,787)	(1,361,355)	(84,582)	—	(1,476,724)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	1,844,250	—	92,000	—	1,936,250
Proceeds from issuance of 6.375% Notes	520,000	—	—	—	520,000
Proceeds from issuance of 6.625% Notes	570,000	—	—	—	570,000
Payment of 9.5% Notes, including tender and call premium	(1,061,307)	—	—	—	(1,061,307)
Payment of senior credit facilities, excluding ABL revolving credit facility	(556,863)	—	(14,230)	—	(571,093)
Debt issuance costs	(58,714)	—	(2,136)	—	(60,850)
Other debt financing, net	—	—	11,941	—	11,941
Reduction of other debt	—	—	(1,251)	—	(1,251)
ABL revolving credit facility, net	—	—	—	—	—
Capital contribution from parent	28,562	—	—	—	28,562
Cash dividends paid to parent	(88,695)	—	—	—	(88,695)
Share based award tax withholding payments	(20,141)	—	—	—	(20,141)
Advances related to intercompany transactions	(830,082)	626,285	(283,206)	487,003	—
Net cash provided (used) by financing activities	347,010	626,285	(196,882)	487,003	1,263,416
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(1,871)	—	(1,871)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,647)	—	(2,647)
Net increase (decrease) in cash and cash equivalents	(2,870)	(7,900)	51,117	—	40,347
Cash and cash equivalents, beginning of period	6,729	13,302	137,841	—	157,872
Cash and cash equivalents, end of period	$3,859	$5,402	$188,958	$—	$198,219

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Year Ended September 30, 2012

(Amounts in thousands)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$143,628	$250,866	258,012	(399,840)	$252,666
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,586)	(12,595)	(13,628)	—	(46,809)
Acquisition of Black Flag	—	(43,750)	—	—	(43,750)
Acquisition of FURminator, net of cash	—	(139,390)	—	—	(139,390)
Proceeds from sales of property, plant and equipment	135	27	338	—	500
Other investing activities	—	(118)	(1,927)	—	(2,045)
Net cash used by investing activities	(20,451)	(195,826)	(15,217)	—	(231,494)
Cash flows from financing activities:
Proceeds from 6.75% Notes	300,000	—	—	—	300,000
Payment of 12 % Notes, including premium	(270,431)	—	—	—	(270,431)
Proceeds from new 9.5% Notes, including premium	217,000	—	—	—	217,000
Payment of senior credit facilities, excluding ABL revolving credit facility	(155,061)	—	—	—	(155,061)
Debt issuance costs	(11,231)	—	—	—	(11,231)
Other debt financing, net	—	—	392	—	392
Reduction of other debt	(25,000)	—	(4,112)	—	(29,112)
ABL revolving credit facility, net	—	—	—	—	—
Other financing activities	—	(953)	—	—	(953)
Cash dividends paid to parent	(51,450)	—	—	—	(51,450)
Share based award tax withholding payments	(3,936)	—	—	—	(3,936)
Advances related to intercompany transactions	(116,388)	(49,574)	(233,878)	399,840	—
Net cash provided (used) by financing activities	(116,497)	(50,527)	(237,598)	399,840	(4,782)
Effect of exchange rate changes on cash and cash equivalents	—	—	(932)	—	(932)
Net increase (decrease) in cash and cash equivalents	6,680	4,513	4,265	—	15,458
Cash and cash equivalents, beginning of period	49	8,789	133,576	—	142,414
Cash and cash equivalents, end of period	$6,729	$13,302	$137,841	$—	$157,872

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2014, September 30, 2013and September 30, 2012

(In thousands)

Column A	Column B	Column C Additions	Column D Deductions		Column E
	Balance at	Charged to			Balance at
	Beginning	Costs and		Other	End of
Descriptions	of Period	Expenses	Deductions	Adjustments	Period
September 30, 2014:
Accounts receivable allowances	$37,376	$7,404	$(2,409)	$6,270	$48,641
September 30, 2013:
Accounts receivable allowances	$21,870	$15,506	$—	$—	$37,376
September 30, 2012:
Accounts receivable allowances	$14,128	$7,742	$—	$—	$21,870

See accompanying Report of Independent Registered Public Accounting Firm

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB/RH HOLDINGS, LLC
By: Spectrum Brands Holdings, Inc., its Sole Member
By:	/s/ David R. Lumley
David R. Lumley
Chief Executive Officer and Director of Spectrum Brands Holdings, Inc.

DATE: November 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sole Member of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David R. Lumley David R. Lumley	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas L. Martin Douglas L. Martin	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ Anthony L. Genito Anthony L. Genito	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)
/s/ David M. Maura David M. Maura	Chairman of the Board
/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director
/s/ Eugene I. Davis Eugene I. Davis	Director
/s/ Norman S. Matthews Norman S. Matthews	Director
/s/ Terry L. Polistina Terry L. Polistina	Director
/s/ Hugh R. Rovit Hugh R. Rovit	Director
/s/ Omar Asali Omar Asali	Director

EXHIBIT INDEX

Exhibit 2.5

Acquisition Agreement, dated October 8, 2012, by and between Spectrum Brands, Inc. and Stanley Black & Decker, Inc. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 12, 2012).

Exhibit 3.1

Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., effective March 7, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2013).

Exhibit 3.2

Second Amended and Restated By-Laws of Spectrum Brands Holdings, Inc., effective as of March 7, 2013 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2013).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010).

Exhibit 4.2

Indenture governing Spectrum Brands, Inc.’s 6.75% Senior Notes due 2020, dated as of March 20, 2012, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 9, 2012).

Exhibit 4.3

Indenture governing Spectrum Brands, Inc.’s 6.375% Senior Notes due 2020 and 6.625% Senior Notes due 2022, dated as of November 16, 2012, between Spectrum Brands Escrow Corp. and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 21, 2012).

Exhibit 10.1	2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009).

Exhibit 10.2

Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009).

Exhibit 10.3

Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, Inc. (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010).

Exhibit 10.4

Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010).

Exhibit 10.5

Credit Agreement dated December 17, 2012, among Spectrum Brands, Inc., Spectrum Brands Canada, Inc., SB/RH Holdings, LLC, the lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent, Deutsche Bank Securities Inc and Barclays Bank PLC, as joint bookrunners and joint lead arrangers, Barclays Bank PLC, as syndication agent, and Jefferies Group, Inc., Suntrust Bank and The Bank of Tokyo-Mitsubishi UFJ, LTD., as co-documentation agents (filed by incorporation by reference to Exhibit 10.4 to the Annual Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on February 8, 2013)

Exhibit 10.6

Amendment No. 1 to Credit Agreement, dated as of August 13, 2013, among Spectrum Brands, Inc., as Lead Borrower, Spectrum Brands Canada, Inc., as Canadian Borrower, SB/RH Holdings, LLC, the Lenders party thereto and Deutsche Bank AG New York Branch, as administrative agent (filed by incorporation reference to Exhibit 10.2 to the Current Report on Form 8-k filed with the SEC by Spectrum Brands, Inc. on September 4, 2013).

Exhibit 10.7

New Term Loan Commitment Agreement No. 1 dated August 13, 2013 among Spectrum Brands, SB/RH Holdings, LLC, the lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent (filed by incorporation reference to Exhibit 10.1 to the Current Report on Form 8-k filed with the SEC by Spectrum Brands, Inc. on September 4, 2013).

Exhibit 10.8

Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.9

Security Agreement Supplement dated as of December 13, 2010, by and among Seed Resources, L.L.C. and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.10

Loan and Security Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.11

Second Amendment to Loan and Security Agreement, dated as of March 4, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.12

Third Amendment to Loan and Security Agreement, dated as of April 21, 2011, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on May 12, 2011).

Exhibit 10.13

Fourth Amendment to Loan and Security Agreement, dated as of May 24, 2012, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 7, 2012).

Exhibit 10.14

Sixth Amendment to its Loan and Security Agreement, dated as of June 16, 2010, with Holdings, Bank of America, as collateral agent and administrative agent, certain subsidiaries of Spectrum Brands and lenders party thereto from time to time (filed by incorporation reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on September 4, 2013).

Exhibit 10.15

First Amendment and Restatement Agreement dated December 18, 2013 by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Spectrum Brands Canada, Inc., as Canadian Borrower, Spectrum Brands Europe GmbH, as German Borrower, Deutsche Bank AG New York Branch, as Administrative Agent and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on December 23, 2013).

Exhibit 10.16

Eighth Amendment to Loan and Security Agreement, dated as of December 18, 2013, by and among Spectrum Brands, Inc. and certain of its domestic subsidiaries, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on December 23, 2013).

Exhibit 10.17

Joinder Agreement to Loan and Security Agreement and Other Loan Documents dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Russell Hobbs, Inc., the subsidiaries of Spectrum Brands, Inc. party to the Loan and Security Agreement as borrowers, SB/RH Holdings, LLC and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.18

Collateral Trust Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, U.S. Bank National Association, as indenture trustee, and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.19

Intercreditor Agreement dated as of June 16, 2010, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the other grantors party thereto, Bank of America, N.A., as ABL agent, and Wells Fargo Bank, National Association, as term/notes agent (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.20

Joinder and Supplement to Intercreditor Agreement dated as of December 13, 2010, by and among Seed Resources, L.L.C., Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo Bank, National Association, as collateral agent and trustee (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 14, 2010).

Exhibit 10.21

Joinder and Supplement to Intercreditor Agreement dated as of December 17, 2012, by and among ROV International Holdings LLC, Kwikset Corporation, Price Pfister, Inc., National Manufacturing Co., National Manufacturing Mexico A LLC, National Manufacturing Mexico B LLC, Weiser Lock Corporation, Baldwin Hardware Corporation, Spectrum Brands, Inc., Bank of America, N.A., as collateral agent and administrative agent, and Wells Fargo, National Association as collateral agent and trustee (filed by incorporation by reference to Exhibit 10.36 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 2, 2013).

Exhibit 10.22

Trademark Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.23

Copyright Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.24

Patent Security Agreement dated as of June 16, 2010, by and among the loan parties party thereto and Wells Fargo Bank, National Association, as collateral trustee (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands, Inc. on August 18, 2010).

Exhibit 10.25

Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010).

Exhibit 10.26

First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.27

Retention Agreement, entered into as of April 29, 2014, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 5, 2014).

Exhibit 10.28

Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008).

Exhibit 10.29

Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.30

Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009).

Exhibit 10.31

Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010).

Exhibit 10.32

Employment Agreement dated September 1, 2014 between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed with the SEC by Spectrum Brands Holdings, Inc. on September 2, 2014).

Exhibit 10.33

Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010).

Exhibit 10.34

Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended on January 28, 2014 (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 3, 2014).

Exhibit 10.35

Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012).

Exhibit 10.36

Separation Agreement dated December 28, 2012 between Spectrum Brands, Inc. and John Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 3, 2012).

Exhibit 10.37

Registered Director’s Agreement, dated as of August 27, 2007, by and between Andreas Rouve and Rayovac Europe GmbH, as amended on October 1, 2007 (filed by incorporation by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 11, 2014).

Exhibit 10.38

Separation Agreement dated September 16, 2013 between Spectrum Brands, Inc. and Terry Polistina (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2013).

Exhibit 21.1	Subsidiaries of Registrant.*

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

  ______________________________

*     Filed herewith

**   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”