Form 10-Q
period 2014-12-28
SB/RH Holdings, LLC
filed 2015-02-05
CIK 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

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







SB/RH HOLDINGS, LLC

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED December 28, 2014

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

December 28, 2014 and September 30, 2014

(Amounts in millions)

	December 28, 2014	September 30, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$408.4	$192.9
Receivables:
Trade accounts receivable, net of allowances $49.1 and $48.6, respectively	489.7	439.0
Other	87.9	76.4
Inventories	701.9	624.5
Deferred income taxes	31.7	36.7
Prepaid expenses and other	69.4	63.4
Total current assets	1,789.0	1,432.9
Property, plant and equipment, net of accumulated depreciation of $276.6 and $264.5, respectively	419.8	428.9
Deferred charges and other	37.4	37.3
Goodwill	1,464.9	1,469.6
Intangible assets, net	2,066.7	2,091.5
Debt issuance costs	55.0	51.1
Total assets	$5,832.8	$5,511.3
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$114.4	$112.6
Accounts payable	447.7	519.7
Accrued liabilities:
Wages and benefits	65.4	88.1
Income taxes payable	21.7	18.5
Accrued interest	21.3	35.4
Other	160.3	156.3
Total current liabilities	830.8	930.6
Long-term debt, net of current maturities	3,310.2	2,894.1
Employee benefit obligations, net of current portion	78.3	82.0
Deferred income taxes	507.4	513.2
Other	20.2	21.2
Total liabilities	4,746.9	4,441.1
Commitments and contingencies
Shareholders' equity:
Other capital	1,425.8	1,413.8
Accumulated deficit	(295.0)	(330.0)
Accumulated other comprehensive loss	(94.6)	(63.1)
Total shareholders' equity	1,036.2	1,020.7
Noncontrolling interest	49.7	49.5
Total equity	1,085.9	1,070.2
Total liabilities and equity	$5,832.8	$5,511.3

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Operations

For the three month periods ended December 28, 2014 and December 29, 2013

(Unaudited)

(Amounts in millions)

	THREE MONTHS ENDED
	2015	2014
Net sales	$1,067.8	$1,100.6
Cost of goods sold	697.4	717.7
Restructuring and related charges	0.2	1.7
Gross profit	370.2	381.2
Selling	159.8	164.2
General and administrative	67.3	72.4
Research and development	11.2	10.8
Acquisition and integration related charges	8.1	5.5
Restructuring and related charges	7.2	2.8
Total operating expenses	253.6	255.7
Operating income	116.6	125.5
Interest expense	44.4	57.0
Other expense, net	0.7	0.9
Income from continuing operations before income taxes	71.5	67.6
Income tax expense	20.5	12.7
Net income	51.0	54.9
Less: Net income attributable to non-controlling interest	0.2	0.1
Net income attributable to controlling interest	$50.8	$54.8

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three month periods ended December 28, 2014 and December 29, 2013

(Unaudited)

(Amounts in millions)

	THREE MONTHS ENDED
	2015	2014
Net income	$51.0	$54.9
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(34.5)	(0.2)
Unrealized gain on derivative hedging instruments	1.9	1.4
Defined benefit pension gain (loss)	1.1	—
Other comprehensive income (loss), net of tax	(31.5)	1.2
Comprehensive income	19.5	56.1
Less: Comprehensive income attributable to non-controlling interest	0.2	0.2
Comprehensive income attributable to controlling interest	$19.3	$55.9

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the three month periods ended December 28, 2014 and December 29, 2013

(Unaudited)

(Amounts in millions)

	THREE MONTHS ENDED
	2015	2014
Cash flows from operating activities:
Net income	$51.0	$54.9
Adjustments to reconcile net income to net cash used by operating activities, net of effects of acquisitions:
Depreciation	18.4	17.9
Amortization of intangibles	20.5	20.2
Amortization of unearned restricted stock compensation	4.8	6.4
Amortization of debt issuance costs	2.5	2.6
Non-cash increase to cost of goods sold due to Tell acquisition inventory step up	0.8	—
Write off unamortized discount on retired debt	—	2.8
Write off of debt issuance costs	—	6.4
Other non-cash adjustments	4.2	1.4
Net changes in operating assets and liabilities	(255.5)	(248.6)
Net cash used by operating activities	(153.3)	(136.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14.2)	(15.9)
Acquisition of Tell Manufacturing, net of cash acquired	(29.2)	—
Proceeds from sales of property, plant and equipment	1.1	—
Other investing activities	(0.9)	—
Net cash used by investing activities	(43.2)	(15.9)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	—	523.7
Proceeds from issuance of 6.125% Notes	250.0	—
Proceeds from Euro Term Loan Tranche B	185.4	—
Payment of senior credit facilities, excluding ABL revolving credit facility	—	(513.3)
Debt issuance costs	(6.1)	(4.7)
Other debt financing, net	8.4	4.1
Reduction of other debt	(1.8)	(0.5)
ABL revolving credit facility, net	—	110.0
Cash dividends paid to parent	(15.9)	(13.0)
Share based tax withholding payments, net of proceeds upon vesting	(1.7)	(24.7)
Net cash provided by financing activities	418.3	81.6
Effect of exchange rate changes on cash and cash equivalents	(6.3)	(0.5)
Net increase (decrease) in cash and cash equivalents	215.5	(70.8)
Cash and cash equivalents, beginning of period	192.9	198.2
Cash and cash equivalents, end of period	$408.4	$127.4

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions of dollars or as otherwise specified)

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

The Company's global branded consumer products have positions in six major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies and home and garden controls.

The Company manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company's worldwide battery, personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Hardware & Home Improvement, which consists of the Company's worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”); (iii) Global Pet Supplies, which consists of the Company's worldwide pet supplies business (“Global Pet Supplies”); and (iv) Home and Garden, which consists of the Company's home and garden and insect control business (“Home and Garden”). Management reviews the performance of the Company based on these segments, which also reflect the manner in which the Company's management monitors performance and allocates resources. For information pertaining to our business segments, see Note 11, “Segment Results.”

2    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The condensed consolidated financial statements include the accounts of SB Holdings and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated.

These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 28, 2014, the results of operations for the three month periods ended December 28, 2014 and December 29, 2013, the comprehensive income (loss) for the three month periods ended December 28, 2014 and December 29, 2013 and the cash flows for the three month periods ended December 28, 2014 and December 29, 2013. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

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

Intangible Assets: Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer relationships and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives. Excess of cost over fair value of net assets acquired (goodwill) and indefinite lived trade name intangibles are not amortized. GAAP requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. Goodwill is tested for impairment at the reporting unit level, with such groupings being consistent with the Company’s reportable segments. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite lived trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

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

Shipping and Handling Costs: The Company incurred shipping and handling costs of $64.7 and $64.6 for the three month periods ended December 28, 2014 and  December 29, 2013, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 15% and 17% of the Company’s Net sales during the three month periods ended December 28, 2014 and December 29, 2013, respectively. This customer also represented approximately 10% and 14% of the Company’s Trade accounts receivable, net at December 28, 2014 and September 30, 2014, respectively.

Approximately 45% and 46% of the Company’s Net sales during the three month periods ended December 28, 2014 and December 29, 2013, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for ability to collect based on an assessment of the risks present.

Stock-Based Compensation: The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards and recognizes these costs over the requisite service period of the awards.

Total stock compensation expense associated with restricted stock units recognized by the Company during the three month periods ended December 28, 2014 and December 29, 2013 was $4.8  and $6.4, respectively. The remaining unrecognized pre-tax compensation cost related to restricted stock units at December 28, 2014 was $7.5.

The Company granted approximately 0.1 million restricted stock units during the three month period ended December 28, 2014. The 0.1  million restricted stock units granted during the three months ended December 28, 2014 vested immediately.  The total market value of the restricted stock units on the dates of the grants was approximately $10.7.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The Company granted approximately 0.4 million restricted stock units during the three month period ended December 29, 2013. The 0.4 million restricted stock units granted during the three months ended December 29, 2013 include 0.1 million time-based restricted stock units that vested immediately.  The remaining 0.3 million restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $28.3.

The fair value of restricted stock units is determined based on the market price of the Company’s shares of common stock on the grant date. A summary of the activity in the Company’s non-vested restricted stock units during the three months ended December 28, 2014 is as follows:

		Weighted
		Average	Fair Value
	Shares	Share Price at	at Grant
Restricted Stock Units	(in millions)	Grant Date	Date
Non-vested restricted stock units at September 30, 2014	0.8	$67.90	$54.6
Granted	0.1	90.67	10.7
Vested	(0.6)	69.14	(39.5)
Non-vested restricted stock units at December 28, 2014	0.3	$73.59	$25.8

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

The following table summarizes acquisition and integration related charges incurred by the Company during the three month periods ended December 28, 2014 and December 29, 2013:

	Three Months Ended
	2015	2014
HHI Business
Legal and professional fees	$0.2	$0.8
Integration costs	2.5	3.1
Employee termination charges	0.4	0.2
HHI Business Acquisition and integration related charges	$3.1	$4.1

Liquid Fence	0.9	—
Tell	0.5	—
Other	3.6	1.4
Total Acquisition and integration related charges	$8.1	$5.5

3    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for the three month periods ended December 28, 2014 and December 29, 2013 were principally attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.

For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 7, “Derivative Financial Instruments.”

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The components of Other comprehensive income (loss), net of tax, for the three month periods ended December 28, 2014 and December 29, 2013 are as follows:

	Three Months Ended
	2015	2014
Foreign Currency Translation Adjustments:
Net change after reclassification adjustment	$(34.5)	$(0.2)
Deferred tax effect	—	—
Deferred tax valuation allowance	—	—
Other Comprehensive Income (Loss)	$(34.5)	$(0.2)
Noncontrolling interest	—	—
Comprehensive income (loss) attributable to controlling interest	$(34.5)	$(0.2)

Derivative Hedging Instruments:
Gross change before reclassification adjustment	$7.7	$0.9
Net reclassification adjustment for (gains) losses included in earnings	(4.8)	0.9
Gross change after reclassification adjustment	$2.9	$1.8
Deferred tax effect	—	(0.5)
Deferred tax valuation allowance	(1.0)	0.1
Other Comprehensive Income (Loss)	$1.9	$1.4

Defined Benefit Pension Plans:
Gross change before reclassification adjustment	$1.0	$(0.4)
Net reclassification adjustment for losses included in Cost of goods sold	0.2	0.2
Net reclassification adjustment for losses included in Selling expenses	0.1	0.1
Net reclassification adjustment for losses included in General and administrative expenses	0.1	0.1
Gross change after reclassification adjustment	$1.4	$—
Deferred tax effect	(0.3)	—
Deferred tax valuation allowance	—	—
Other Comprehensive Income (Loss)	$1.1	$—

Total Other Comprehensive Income (Loss), net of tax	$(31.5)	$1.2

4    INVENTORIES

Inventories consist of the following:

	December 28, 2014	September 30, 2014
Raw materials	$130.2	$104.1
Work-in-process	41.5	35.3
Finished goods	530.2	485.1
	$701.9	$624.5

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

5    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets of the Company consist of the following:

	Global	Hardware &
	Batteries &	Home	Global Pet	Home and
	Appliances	Improvement	Supplies	Garden	Total
Goodwill:
Balance at September 30, 2014	$327.4	$709.8	$235.9	$196.5	$1,469.6
Additions	—	7.1	—	—	7.1
Effect of translation	(6.4)	(3.5)	(1.9)	—	(11.8)
Balance at December 28, 2014	$321.0	$713.4	$234.0	$196.5	$1,464.9
Intangible Assets:
Trade Names Not Subject to Amortization
Balance at September 30, 2014	$544.6	$330.6	$210.5	$88.6	$1,174.3
Additions	—	4.0	—	—	4.0
Effect of translation	(5.8)	(0.6)	(3.2)	—	(9.6)
Balance at December 28, 2014	$538.8	$334.0	$207.3	$88.6	$1,168.7
Intangible Assets Subject to Amortization
Balance at September 30, 2014, net	$400.3	$130.5	$222.3	$164.1	$917.2
Additions	0.9	8.5	—	—	9.4
Amortization during period	(8.6)	(3.8)	(5.4)	(2.7)	(20.5)
Effect of translation	(5.2)	(1.1)	(1.8)	—	(8.1)
Balance at December 28, 2014, net	$387.4	$134.1	$215.1	$161.4	$898.0
Total Intangible Assets, net at December 28, 2014	$926.2	$468.1	$422.4	$250.0	$2,066.7

During the three month period ended December 28, 2014, the Company recorded additions to goodwill and intangible assets related to the acquisition of Tell Manufacturing, Inc. (“Tell”), which is included in the Hardware and Home Improvement segment. See Note 13 “Acquisitions,” for further information.

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names.  The useful lives for proprietary technology assets associated with the Global Batteries & Appliances segment, the Hardware & Home Improvement segment and the Global Pet Supplies segment are from 9 to 17 years, 8 to 9 years and 4 to 9 years, respectively. The useful lives of customer relationships are from 15 to 20 years within the Global Batteries & Appliances segment and 20 years in each of the Hardware & Home Improvement, Home and Garden and Global Pet Supplies segments. The useful lives for trade names are from 1 to 12 years within the Global Batteries & Appliances segment, 5 to 8 years within the Hardware & Home Improvement segment and 3 years within the Global Pet Supplies segment.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	December 28, 2014	September 30, 2014
Technology Assets Subject to Amortization:
Gross balance	$192.2	$192.2
Accumulated amortization	(62.3)	(57.6)
Carrying value, net	$129.9	$134.6
Trade Names Subject to Amortization:
Gross balance	$170.7	$171.0
Accumulated amortization	(65.0)	(61.0)
Carrying value, net	$105.7	$110.0
Customer Relationships Subject to Amortization:
Gross balance	$876.3	$877.2
Accumulated amortization	(213.9)	(204.6)
Carrying value, net	$662.4	$672.6
Total Intangible Assets, net Subject to Amortization	$898.0	$917.2

Amortization expense for the three month periods ended December 28, 2014 and December 29, 2013 is as follows:

	Three Months Ended
	2015	2014
Proprietary technology amortization	$4.7	$4.4
Trade names amortization	4.1	4.1
Customer relationships amortization	11.7	11.7
	$20.5	$20.2

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $77.5 per year.

6    DEBT

Debt consists of the following:

	December 28, 2014		September 30, 2014

	Amount	Rate	Amount	Rate
Term Loan, due September 4, 2017 (Tranche A)	$648.4	3.0%	$648.4	3.0%
Term Loan, due September 4, 2019 (Tranche C)	509.9	3.6%	509.9	3.6%
CAD Term Loan, due December 17, 2019	32.9	5.1%	34.2	5.1%
Euro Term Loan, due September 4, 2019	272.9	3.8%	283.3	3.8%
Euro Term Loan, due December 19, 2021	183.3	3.8%	—	—%
6.375% Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%
6.75% Notes, due March 15, 2020	300.0	6.8%	300.0	6.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	—	—%
ABL Facility, expiring May 24, 2017	—	2.5%	—	2.5%
Other notes and obligations	51.4	8.8%	52.4	6.7%
Capitalized lease obligations	92.0	6.1%	94.7	6.1%
	$3,430.8		$3,012.9
Original issuance discounts on debt	(6.2)		(6.2)
Less: current maturities	(114.4)		(112.6)
Long-term debt	$3,310.2		$2,894.1

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The Company has the following debt instruments outstanding at December 28, 2014: (i) a senior secured term loan (the “Term Loan”) pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $648.4 principal due September 4, 2017 (“Tranche A”), $509.9 principal due September 4, 2019 (“Tranche C”), $32.9 Canadian dollar denominated principal due December 17, 2019 (“CAD Term Loan”), $272.9 Euro denominated principal due September 4, 2019 (“Euro Term Loan Tranche A”)  and $183.3 Euro denominated principal due December 19, 2021 (“Euro Term Loan Tranche B”) (together, the “Term Loan”); (ii) $300.0 6.75% unsecured notes (the “6.75% Notes”); (iii) $520.0 6.375% unsecured notes (the “6.375% Notes”); (iv) $570.0 6.625% unsecured notes (the “6.625% Notes”); (v) $250.0 6.125% unsecured notes (the “6.125% Notes”), and (vi) a $400.0 asset based lending revolving credit facility (the “ABL Facility”).

Term Loan

On December 19, 2014 the Company amended the Term Loan, issuing a tranche maturing December 19, 2021, which provides for borrowings in an aggregate principal amount of €150.0 (the “Euro Term Loan Tranche B”).  The Euro Term Loan Tranche B is guaranteed by the Company’s wholly owned subsidiary, SB/RH Holdings, LLC, as well as by existing and future domestic subsidiaries. The net proceeds from the amendment, together with the net proceeds of the 6.125% Notes, will be used to repay certain amounts drawn under the revolving credit facility, to fund a planned acquisition and for general corporate purposes, which may include, among other things, working capital needs, the refinancing of existing indebtedness, business expansion and possible future acquisitions.

The Euro Term Loan Tranche B was issued at a .25% discount and recorded net of the discount incurred.  The €0.4 discount is reflected as an adjustment to the carrying value of principal, and is being amortized with a corresponding charge to interest expense over the remaining life of the debt.  In connection with the Euro Term Loan Tranche B, the Company recorded $2.1 of fees during the three month period ended December 28, 2014.  The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are being amortized as an adjustment to interest expense over the remaining life of the loan.

6.125% Notes

On December 4, 2014, Spectrum Brands issued $250.0 aggregate principal amount of 6.125% Notes at par value, due December 15, 2024 (the “6.125% Notes”).  The 6.125% Notes are guaranteed by the Company’s wholly owned subsidiary, SB/RH Holdings, LLC, as well as by existing and future domestic subsidiaries.

The Company may redeem all or a part of the 6.125% Notes, upon not less than 30 or more than a 60 day notice, at specified redemption prices.  Further, the indenture governing the 6.125% Notes (the “2024 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

The 2024 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2024 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency.  Events of default under the 2024 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 6.125% Notes.  If any other event of default under the 2024 Indenture occurs and is continuing, the trustee for the 2024 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 6.125% Notes, may declare the acceleration of the amounts due under those notes.

The Company recorded $4.0 of fees in connection with the offering of the 6.125% Notes during the three month period ended December 28, 2014.  The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 6.125% Notes.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

ABL Facility

As a result of borrowings and payments under the ABL Facility, at December 28, 2014, the Company had aggregate borrowing availability of approximately $236.2, net of lender reserves of $6.4 and outstanding letters of credit of $50.3.

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

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest expense from the underlying debt to which the swap is designated. At both December 28, 2014 and September 30, 2014, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 through April 2017.  The derivative net loss on these contracts recorded in AOCI by the Company at December 28, 2014 was $0.9, net of tax benefit of $0.0. At December 28, 2014, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1.5, net of tax.

The Company’s interest rate swap derivative financial instruments at December 28, 2014 and September 30, 2014 are summarized as follows:

	December 28, 2014		September 30, 2014
	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	2.3	$300.0	2.5

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At December 28, 2014, the Company had a series of foreign exchange derivative contracts outstanding through March 2016 with a contract value of $157.0. The derivative net gain on these contracts recorded in AOCI by the Company at December 28, 2014 was $12.4, net of tax expense of $4.6. At December 28, 2014, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $12.4, net of tax.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At December 28, 2014, the Company had a series of zinc swap contracts outstanding through March 2016 for 6.7 thousand tons with a contract value of $14.7.  At December 28, 2014, the Company had a series of brass swap contracts outstanding through March 2016 for 1.2 thousand metric tons with a contract value of $6.3.  The derivative net loss on these contracts recorded in AOCI by the Company at December 28, 2014 was $0.4, net of tax benefit of $0.0. At December 28, 2014, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $0.3, net of tax.

Derivative Contracts Not Designated as Hedge Accounting

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At December 28, 2014 and September 30, 2014, the Company had $313.7 and $108.9, respectively, of notional value of such foreign exchange derivative contracts outstanding.

The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries.  The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At December 28, 2014, the Company had a series of such swap contracts outstanding through September 2015 for 20 thousand troy ounces with a contract value of $0.3. At September 30, 2014, the Company had a series of such swap contracts outstanding through September 30, 2015 for 25 thousand troy ounces with a contract value of $0.4.

Fair Value of Derivative Instruments

The Company discloses its derivative instruments and hedging activities in accordance with ASC Topic 815: “Derivatives and Hedging” (“ASC 815”).

The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Asset Derivatives		December 28, 2014	September 30, 2014
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Deferred charges and other	$0.6	$0.6
Commodity contracts	Receivables—Other	0.4	1.3
Foreign exchange contracts	Receivables—Other	16.9	12.0
Foreign exchange contracts	Deferred charges and other	0.1	0.3
Total asset derivatives designated as hedging instruments under ASC 815		18.0	14.2
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	0.3	0.5
Total asset derivatives		$18.3	$14.7

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Liability Derivatives		December 28, 2014	September 30, 2014
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other current liabilities	$1.5	$1.3
Interest rate contracts	Accrued interest	0.4	0.4
Commodity contracts	Accounts payable	0.8	0.2
Total liability derivatives designated as hedging instruments under ASC 815		$2.7	$1.9
Derivatives not designated as hedging instruments under ASC 815:
Commodity contract	Accounts payable	$0.1	$0.1
Foreign exchange contracts	Accounts payable	2.6	0.1
Total liability derivatives		$5.4	$2.1

Changes in AOCI from Derivative Instruments

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. See Note 3, “Comprehensive Income (Loss)” for further information.

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended December 28, 2014, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Interest rate contracts	$(0.6)	Interest expense	$(0.5)	Interest expense	$—
Commodity contracts	(1.2)	Cost of goods sold	0.4	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	—	Net sales	—
Foreign exchange contracts	9.4	Cost of goods sold	4.9	Cost of goods sold	—
Total	$7.7		$4.8		$—

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended  December 29, 2013, pretax:

Location of
Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$1.1	Cost of goods sold	$(0.3)	Cost of goods sold	$0.2
Foreign exchange contracts	0.2	Net sales	0.1	Net sales	—
Foreign exchange contracts	(0.4)	Cost of goods sold	(0.7)	Cost of goods sold	—
Total	$0.9		$(0.9)		$0.2

Other Changes in Fair Value of Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, but are not designated as hedging instruments under ASC 815, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended December 28, 2014 and December 29, 2013, the Company recognized the following gains (losses) on these derivative contracts:

	Amount of Gain (Loss)
	Recognized in		Location of Gain (Loss)
Derivatives Not Designated as	Income on Derivatives		Recognized in
Hedging Instruments Under ASC 815	2015	2014	Income on Derivatives
Commodity contracts	$—	$(0.1)	Cost of goods sold
Foreign exchange contracts	(1.7)	0.8	Other expense, net
Total	$(1.7)	$0.7

8    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s net derivative portfolio as of December 28, 2014, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of December 28, 2014 were as follows ((liability)/asset):

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate contracts	$—	$0.6	$—	$0.6
Commodity contracts	—	0.4	—	0.4
Foreign exchange contracts	—	17.3	—	17.3
Total Assets	$—	$18.3	$—	$18.3
Liabilities:
Interest rate contracts	$—	$(1.9)	$—	$(1.9)
Commodity contracts	—	(0.9)	$—	(0.9)
Foreign exchange contracts	—	(2.6)	—	(2.6)
Total Liabilities	$—	$(5.4)	$—	$(5.4)

The Company’s net derivative portfolio as of September 30, 2014, contains Level 2 instruments and consists of commodity and foreign exchange contracts. The fair values of these instruments as of September 30, 2014 were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate contracts	$—	$0.6	$—	$0.6
Commodity contracts	—	1.3	—	1.3
Foreign exchange contracts	—	12.8	—	12.8
Total Assets	$—	$14.7	$—	$14.7
Liabilities:
Interest rate contracts	$—	$(1.7)	$—	$(1.7)
Commodity contracts	—	(0.3)	—	(0.3)
Foreign exchange contracts	—	(0.1)	—	(0.1)
Total Liabilities	$—	$(2.1)	$—	$(2.1)

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

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	December 28, 2014		September 30, 2014

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Total debt	$(3,424.6)	$(3,505.6)	$(3,006.7)	$(3,077.3)
Interest swap agreements	(1.3)	(1.3)	(1.1)	(1.1)
Commodity swap and option agreements	(0.5)	(0.5)	1.1	1.1
Foreign exchange forward agreements	14.7	14.7	12.7	12.7

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

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The Company’s results of operations for the three month periods ended December 28, 2014 and December 29, 2013 reflect the following pension and deferred compensation benefit costs:

	Three Months Ended
Components of net periodic benefit and deferred compensation benefit cost	2015	2014
Service cost	$0.8	$0.9
Interest cost	2.4	2.6
Expected return on assets	(2.5)	(2.5)
Recognized net actuarial loss	0.4	0.4
Net periodic benefit cost	$1.1	$1.4

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three month periods ended December 28, 2014 and December 29, 2013 were as follows:

	Three Months Ended

Pension and deferred compensation contributions	2015	2014
Contributions made during period	$2.2	$3.3

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three month periods ended December 28, 2014 and December 29, 2013 were $3.5 and $4.1, respectively.

10    INCOME TAXES

The Company's effective tax rates for the three months ended December 28, 2014 and December 29, 2013 were 29% and 19%, respectively. The Company's effective tax rates differ from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35%.

The Company records the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At December 28, 2014 and September 30, 2014, the Company had $11.2 and $11.3, respectively, of unrecognized tax benefits related to uncertain tax positions. At both December 28, 2014 and September 30, 2014, the Company had approximately $3.5 of accrued interest and penalties related to the uncertain tax positions. Interest and penalties related to uncertain tax positions are reported as Income tax expense.

As of December 28, 2014, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months, some portion of previously unrecognized tax benefits could be recognized.

11    SEGMENT RESULTS

The Company manages its business in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Hardware & Home Improvement; (iii) Global Pet Supplies; and (iv) Home and Garden.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

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

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the three month periods ended December 28, 2014 and December 29, 2013 is as follows:

	Three Months Ended
	2015	2014
Net sales to external customers
Consumer batteries	$240.2	$264.5
Small appliances	223.8	216.8
Personal care	172.5	178.0
Global Batteries & Appliances	636.5	659.3
Hardware & Home Improvement	271.2	278.4
Global Pet Supplies	120.6	129.1
Home and Garden	39.5	33.8
Total segments	$1,067.8	$1,100.6

	Three Months Ended
	2015	2014
Segment profit
Global Batteries & Appliances	$96.6	$97.2
Hardware & Home Improvement	38.9	40.0
Global Pet Supplies	5.6	13.0
Home and Garden	2.8	(1.2)
Total segments	143.9	149.0
Corporate expense	11.8	13.5
Acquisition and integration related charges	8.1	5.5
Restructuring and related charges	7.4	4.5
Interest expense	44.4	57.0
Other expense, net	0.7	0.9
Income from continuing operations before income taxes	$71.5	$67.6

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

Segment assets for the Company’s product-focused reporting segments and its Corporate function are as follows:

	December 28, 2014	September 30, 2014
Segment total assets	(Unaudited)
Global Batteries & Appliances	$2,167.8	$2,152.0
Hardware & Home Improvement	1,675.4	1,629.0
Global Pet Supplies	894.6	890.4
Home and Garden	570.6	526.6
Total segment assets	5,308.4	5,198.0
Corporate	524.4	313.3
Total assets at period end	$5,832.8	$5,511.3

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

The following table summarizes restructuring and related charges incurred by segment for the three month periods ended December 28, 2014 and December 29, 2013:

	Three Months Ended
	2015	2014
Cost of goods sold:
Global Batteries & Appliances	$0.2	$0.5
Hardware & Home Improvement	—	1.2
Total restructuring and related charges in cost of goods sold	$0.2	$1.7
Operating expenses:
Global Batteries & Appliances	$4.6	$1.8
Hardware & Home Improvement	0.1	—
Global Pet Supplies	2.1	0.3
Home and Garden	0.1	—
Corporate	0.3	0.7
Total restructuring and related charges in operating expenses	$7.2	$2.8
Total restructuring and related charges	$7.4	$4.5

HHI Business Rationalization Initiatives

During the fourth quarter of the fiscal year ended September 30, 2014, the Company implemented a series of initiatives throughout the Hardware & Home Improvement business segment to reduce operating costs and exit low margin business outside the U.S. (the “HHI Business Rationalization Initiatives”). These initiatives include headcount reductions, the exit of certain facilities and the sale of a portion of the Hardware & Home Improvement operations in Canada.  Costs associated with these initiatives, which are expected to be incurred through September 30, 2016, are projected to total approximately $9.5.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The Company recorded $0.2 of pretax restructuring and related charges during the three month period ended December 30, 2014, and no pretax restructuring and related charges during the three month period ended December 29, 2013, related to the HHI Business Rationalization Initiatives.

Global Expense Rationalization Initiatives Summary

During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs (the “Global Expense Rationalization Initiatives”). These initiatives consist of headcount reductions primarily in the Global Batteries & Appliances segment, the Global Pet Supplies segment, the Home and Garden segment and within Corporate. Costs associated with these initiatives, which are expected to be incurred through September 30, 2015, are currently projected to approximately $37.0.

The Company recorded $7.2 and $3.0 of pretax restructuring and related charges during the three month periods ended December 28, 2014 and December 29, 2013, respectively, related to the Global Expense Rationalization Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Expense Rationalization Initiatives and the activity during the three month period ended December 28, 2014:

	Termination	Other
	Benefits	Costs	Total
Accrual balance at September 30, 2014	$4.1	$1.4	$5.5
Provisions	3.3	—	3.3
Cash expenditures	(2.2)	(0.2)	(2.4)
Non-cash items	(0.1)	—	(0.1)
Accrual balance at December 28, 2014	$5.1	$1.2	$6.3
Expensed as incurred (A)	$1.4	$2.5	$3.9

 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during the three month period ended December 28, 2014, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Expense Rationalization Initiatives by operating segment:

	Global
	Batteries &	Global Pet
	Appliances	Supplies	Corporate	Total
Restructuring and related charges during the three month period ended December 28, 2014	$4.8	$2.0	$0.4	$7.2
Restructuring and related charges since initiative inception	$26.0	$3.8	$2.1	$31.9
Total future restructuring and related charges expected	$1.8	$3.1	$0.2	$5.1

The Company recorded $0.0 and $1.2 of restructuring and related charges during the three month periods ended December 28, 2014 and December 29, 2013,  respectively, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.

In connection with other restructuring efforts, the Company recorded no pretax restructuring and related charges during the three month period ended December 28, 2014 and $0.5 of pretax restructuring and related charges during the three month period ended December 29, 2013.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

13    ACQUISITIONS

In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

Tell Manufacturing

On October 1, 2014, the Company completed the acquisition of Tell, a leading manufacturer and distributor of commercial doors, locks and hardware.  The preliminary value of the consideration given in this acquisition, net of working capital adjustments, was $30.3 and is not significant individually.

The results of Tell's operations since October 1, 2014 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as part of the Hardware & Home Improvement segment.

Preliminary Valuation of Assets and Liabilities

The assets acquired and liabilities assumed in the Tell acquisition have been measured at their fair values at October 1, 2014 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team, and is expected to be deductible for income tax purposes. The preliminary fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, contingent liabilities and residual goodwill.

The preliminary fair values recorded for the assets acquired and liabilities assumed for Tell are as follows:

Cash	$1.1
Accounts receivable	5.4
Inventories	7.2
Prepaid expense	0.6
Property, plant and equipment, net	1.5
Intangible assets	12.5
Total assets acquired	$28.3
Total liabilities assumed	5.1
Total identifiable net assets less goodwill	23.2
Goodwill	7.1
Total identifiable net assets	$30.3

Preliminary Valuation Adjustments

The Company performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade name and customer relationships at October 1, 2014. A summary of the significant inputs to the valuation is as follows:

•

Inventories – Replacement cost approach was applied to estimate the fair value of the raw materials inventory. Finished goods were valued at estimated selling price less the sum of costs of disposal and reasonable profit on the value added in the completion and disposal effort.

•

Property, plant and equipment – The cost approach was utilized to estimate the fair value of approximately 97.0% of the property, plant and equipment.  The sales comparison approach was utilized to estimate the fair value of the remaining 3.0% of the property, plant and equipment.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

•

The Company valued an indefinite-lived trade name using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Tell, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade name. Trade name was valued at $4.0 under this approach.

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi- period excess earnings approach values the intangible asset at the present value of the incremental after- tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which were estimated using annual expected growth rates of 2.5% to 7.1%. The Company assumed a customer retention rate of approximately 90%, which was supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 20%. The customer relationships were valued at $8.5 million under this approach and will be amortized over 13 years.

14    SUBSEQUENT EVENTS

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

On December 31, 2014, the Company completed a $120.0 cash acquisition, excluding working capital adjustments, of Procter & Gamble’s European pet food business, consisting of premium brands for dogs and cats.  The Company will account for this acquisition in accordance with ASC 805.  The Company is in the process of completing the preliminary purchase accounting.

On January 16, 2015, the Company completed a $150.5 cash acquisition, excluding working capital adjustments, of Salix Animal Health LLC, which provides premium pet food products.  The Company will account for this acquisition in accordance with ASC 805.  The Company is in the process of completing the preliminary purchase accounting.

15    CONSOLIDATING FINANCIAL STATEMENTS

Spectrum Brands Inc., with its domestic subsidiaries and SB/RH Holdings, LLC (the “Parent”) as guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture, the 6.75% Notes under the 2020 Indenture and the 6.125% Notes under the 2024 Indenture.  See Note 6, “Debt,” for further information on the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture, the 6.75% Notes under the 2020 Indenture and the 6.125% Notes under the 2024 Indenture.

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

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

December 28, 2014

(Unaudited)

(Amounts in millions)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$302.6	$8.2	$97.6	$—	$408.4
Receivables:
Trade accounts receivables, net of allowances	64.6	129.4	295.7	—	489.7
Intercompany receivables	175.2	815.9	540.0	(1,530.3)	0.8
Other	7.0	7.9	72.2	—	87.1
Inventories	111.2	345.6	252.4	(7.3)	701.9
Deferred income taxes	(6.7)	26.1	10.7	1.6	31.7
Prepaid expenses and other	24.5	16.8	28.4	(0.3)	69.4
Total current assets	678.4	1,349.9	1,297.0	(1,536.3)	1,789.0
Property, plant and equipment, net	144.7	108.1	167.0	—	419.8
Long-term intercompany receivables	1.7	88.7	67.9	(158.3)	—
Deferred charges and other	274.8	(268.0)	30.6	—	37.4
Goodwill	130.7	974.6	359.6	—	1,464.9
Intangible assets, net	659.1	982.3	425.3	—	2,066.7
Debt issuance costs	50.8	—	4.2	—	55.0
Investments in subsidiaries	3,662.1	1,312.4	0.4	(4,974.9)	—
Total assets	$5,602.3	$4,548.0	$2,352.0	$(6,669.5)	$5,832.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$71.5	$5.4	$37.5	$—	$114.4
Accounts payable	94.1	154.5	199.1	—	447.7
Intercompany accounts payable	1,251.9	883.2	52.0	(2,187.1)	—
Accrued liabilities:
Wages and benefits	13.0	12.0	40.4	—	65.4
Income taxes payable	—	0.4	21.3	—	21.7
Accrued interest	20.5	—	0.8	—	21.3
Other	35.3	35.9	89.1	—	160.3
Total current liabilities	1,486.3	1,091.4	440.2	(2,187.1)	830.8
Long-term debt, net of current maturities	2,971.0	8.0	331.2	—	3,310.2
Long-term intercompany debt	15.5	(600.9)	87.1	498.3	—
Employee benefit obligations, net of current portion	9.7	—	68.6	—	78.3
Deferred income taxes	19.3	386.5	101.6	—	507.4
Other	8.4	0.9	10.9	—	20.2
Total liabilities	4,510.2	885.9	1,039.6	(1,688.8)	4,746.9
Shareholders’ equity:
Other equity	1,432.0	2,712.5	1,288.2	(4,006.9)	1,425.8
Retained earnings (accumulated deficit)	(295.0)	976.1	46.4	(1,022.5)	(295.0)
Accumulated other comprehensive income (loss)	(94.6)	(81.9)	(77.6)	159.5	(94.6)
Total shareholders’ equity	1,042.4	3,606.7	1,257.0	(4,869.9)	1,036.2
Non-controlling interest	49.7	55.4	55.4	(110.8)	49.7
Total equity	1,092.1	3,662.1	1,312.4	(4,980.7)	1,085.9
Total liabilities and shareholders’ equity	$5,602.3	$4,548.0	$2,352.0	$(6,669.5)	$5,832.8

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

September 30, 2014

(Unaudited)

(Amounts in millions)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$4.8	$11.2	$176.9	$—	$192.9
Receivables:
Trade accounts receivables, net of allowances	48.3	157.6	233.1	—	439.0
Intercompany receivables	106.9	937.3	587.0	(1,631.2)	—
Other	2.3	8.3	65.8	—	76.4
Inventories	77.7	313.0	240.4	(6.6)	624.5
Deferred income taxes	(10.1)	34.3	11.1	1.4	36.7
Prepaid expenses and other	19.2	14.4	29.9	(0.1)	63.4
Total current assets	249.1	1,476.1	1,344.2	(1,636.5)	1,432.9
Property, plant and equipment, net	137.7	115.3	175.9	—	428.9
Long term intercompany receivables	0.7	107.2	41.6	(149.5)	—
Deferred charges and other	126.4	(118.0)	28.9	—	37.3
Goodwill	67.7	1,030.7	371.2	—	1,469.6
Intangible assets, net	494.0	1,151.7	445.8	—	2,091.5
Debt issuance costs	46.6	—	4.5	—	51.1
Investments in subsidiaries	4,076.3	1,279.0	0.4	(5,355.7)	—
Total assets	$5,198.5	$5,042.0	$2,412.5	$(7,141.7)	$5,511.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$75.2	$6.9	$30.5	$—	$112.6
Accounts payable	76.0	202.5	241.2	—	519.7
Intercompany accounts payable	1,366.0	830.0	81.2	(2,277.2)	—
Accrued liabilities:
Wages and benefits	25.6	19.4	43.1	—	88.1
Income taxes payable	1.3	0.2	17.0	—	18.5
Accrued interest	34.9	—	0.5	—	35.4
Other	21.5	52.7	82.1	—	156.3
Total current liabilities	1,600.5	1,111.7	495.6	(2,277.2)	930.6
Long-term debt, net of current maturities	2,539.2	8.9	346.0	—	2,894.1
Long-term intercompany debt	16.4	(617.8)	105.2	496.2	—
Employee benefit obligations, net of current portion	10.2	—	71.8	—	82.0
Deferred income taxes	(52.3)	462.2	103.3	—	513.2
Other	8.7	0.8	11.7	—	21.2
Total liabilities	4,122.7	965.8	1,133.6	(1,781.0)	4,441.1
Shareholders’ equity:
Other equity	1,419.5	3,296.9	1,284.8	(4,587.4)	1,413.8
Retained earnings (accumulated deficit)	(330.0)	775.4	(13.8)	(761.6)	(330.0)
Accumulated other comprehensive income (loss)	(63.1)	(51.0)	(47.0)	98.0	(63.1)
Total shareholders’ equity	1,026.4	4,021.3	1,224.0	(5,251.0)	1,020.7
Non-controlling interest	49.4	54.9	54.9	(109.7)	49.5
Total equity	1,075.8	4,076.2	1,278.9	(5,360.7)	1,070.2
Total liabilities and shareholders’ equity	$5,198.5	$5,042.0	$2,412.5	$(7,141.7)	$5,511.3

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended December 28, 2014

(Unaudited)

(Amounts in millions)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$258.5	$359.7	$673.3	$(223.7)	$1,067.8
Cost of goods sold	188.7	240.5	491.2	(223.0)	697.4
Restructuring and related charges	—	—	0.2	—	0.2
Gross profit	69.8	119.2	181.9	(0.7)	370.2
Operating expenses:
Selling	23.2	55.3	81.3	—	159.8
General and administrative	21.4	33.8	12.1	—	67.3
Research and development	4.9	3.0	3.3	—	11.2
Acquisition and integration related charges	4.0	2.9	1.2	—	8.1
Restructuring and related charges	3.6	1.9	1.7	—	7.2
Total operating expense	57.1	96.9	99.6	—	253.6
Operating income (loss)	12.7	22.3	82.3	(0.7)	116.6
Interest expense	38.4	(0.1)	6.1	—	44.4
Other (income) expense, net	(67.5)	(59.5)	0.5	127.2	0.7
Income from continuing operations before income taxes	41.8	81.9	75.7	(127.9)	71.5
Income tax expense (benefit)	(9.2)	12.7	17.2	(0.2)	20.5
Net income (loss)	51.0	69.2	58.5	(127.7)	51.0
Less: Net income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Net income (loss) attributable to controlling interest	$50.8	$69.0	$58.3	$(127.3)	$50.8

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Income

Three Month Period Ended December 28, 2014

(Unaudited)

(Amounts in millions)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$51.0	$69.2	$58.5	$(127.7)	$51.0
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(34.5)	(34.7)	(34.7)	69.4	(34.5)
Unrealized gain (loss) on derivative instruments	1.9	2.8	3.1	(5.9)	1.9
Defined benefit pension gain (loss)	1.1	1.0	1.0	(2.0)	1.1
Other comprehensive income (loss)	(31.5)	(30.9)	(30.6)	61.5	(31.5)
Comprehensive income	19.5	38.3	27.9	(66.2)	19.5
Less: Comprehensive income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Comprehensive income (loss) attributable to controlling interest	$19.3	$38.1	$27.7	$(65.8)	$19.3

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended December 29, 2013

(Unaudited)

(Amounts in millions)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$183.1	$440.0	$695.4	$(217.9)	$1,100.6
Cost of goods sold	130.6	305.6	499.0	(217.5)	717.7
Restructuring and related charges	—	1.2	0.5	—	1.7
Gross profit	52.5	133.2	195.9	(0.4)	381.2
Operating expenses:
Selling	18.1	60.5	85.8	(0.2)	164.2
General and administrative	15.4	36.6	20.4	—	72.4
Research and development	4.0	3.5	3.3	—	10.8
Acquisition and integration related charges	2.2	2.5	0.8	—	5.5
Restructuring and related charges	1.8	0.5	0.5	—	2.8
Total operating expense	41.5	103.6	110.8	(0.2)	255.7
Operating income	11.0	29.6	85.1	(0.2)	125.5
Interest expense	52.6	—	4.4	—	57.0
Other (income) expense, net	(54.6)	(67.8)	0.3	123.0	0.9
Income (loss) from continuing operations before income taxes	13.0	97.4	80.4	(123.2)	67.6
Income tax expense (benefit)	(41.9)	42.6	12.0	—	12.7
Net income (loss)	54.9	54.8	68.4	(123.2)	54.9
Less: Net income (loss) attributable to non-controlling interest	0.1	0.1	0.1	(0.2)	0.1
Net income (loss) attributable to controlling interest	$54.8	$54.7	$68.3	$(123.0)	$54.8

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Income

Three Month Period Ended December 29, 2013

(Unaudited)

(Amounts in millions)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$54.9	$54.8	$68.4	$(123.2)	$54.9
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(0.2)	(0.2)	0.2	—	(0.2)
Unrealized gain (loss) on derivative instruments	1.4	0.8	0.6	(1.4)	1.4
Defined benefit pension gain (loss)	—	(0.1)	(0.1)	0.2	—
Other comprehensive income (loss)	1.2	0.5	0.7	(1.2)	1.2
Comprehensive income (loss)	56.1	55.3	69.1	(124.4)	56.1
Less: Comprehensive income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Comprehensive income (loss) attributable to controlling interest	$55.9	$55.1	$68.9	$(124.0)	$55.9

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Three Month Period Ended December 28, 2014

(Unaudited)

(Amounts in millions)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(91.2)	$43.3	$(436.9)	$331.5	$(153.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4.9)	(5.2)	(4.1)	—	(14.2)
Acquisition of Tell Manufacturing, net of cash acquired	—	(29.2)	—	—	(29.2)
Proceeds from sales of property, plant and equipment	1.1	—	—	—	1.1
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used by investing activities	(3.8)	(34.4)	(5.0)	—	(43.2)
Cash flows from financing activities:
Proceeds from issuance of 6.125% Notes	250.0	—	—	—	250.0
Proceeds from Euro Term Loan Tranche B	185.4	—	—	—	185.4
Debt issuance costs	(6.1)	—	—	—	(6.1)
Other debt financing, net	—	—	8.4	—	8.4
Reduction of other debt	—	—	(1.8)	—	(1.8)
Cash dividends paid to parent	(15.9)	—	—	—	(15.9)
Share based tax withholding payments, net of proceeds upon vesting	(1.7)	—	—	—	(1.7)
Proceeds from (advances related to) intercompany transactions	(18.9)	(11.9)	362.3	(331.5)	—
Net cash provided (used) by financing activities	392.8	(11.9)	368.9	(331.5)	418.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.3)	—	(6.3)
Net increase (decrease) in cash and cash equivalents	297.8	(3.0)	(79.3)	—	215.5
Cash and cash equivalents, beginning of period	4.8	11.2	176.9	—	192.9
Cash and cash equivalents, end of period	$302.6	$8.2	$97.6	$—	$408.4

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Three Month Period Ended December 29, 2013

(Unaudited)

(Amounts in millions)

	Parent without
	consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$248.3	$(356.5)	$(28.8)	$1.0	$(136.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6.4)	(4.2)	(5.3)	—	(15.9)
Net cash used by investing activities	(6.4)	(4.2)	(5.3)	—	(15.9)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	214.9	—	308.8	—	523.7
Payment of senior credit facilities, excluding ABL revolving credit facility	(513.3)	—	—	—	(513.3)
Debt issuance costs	—	—	(4.7)	—	(4.7)
Other debt financing, net	—	—	4.1	—	4.1
Reduction of other debt	—	—	(0.5)	—	(0.5)
ABL revolving credit facility, net	110.0	—	—	—	110.0
Cash dividends paid to parent	(13.0)	—	—	—	(13.0)
Share based tax withholding payments, net of proceeds upon vesting	(17.8)	(4.6)	(2.3)	—	(24.7)
Advances related to intercompany transactions	(3.4)	366.9	(362.5)	(1.0)	—
Net cash provided (used) by financing activities	(222.6)	362.3	(57.1)	(1.0)	81.6
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.5)	—	(0.5)
Net increase (decrease) in cash and cash equivalents	19.3	1.6	(91.7)	—	(70.8)
Cash and cash equivalents, beginning of period	3.8	5.4	189.0	—	198.2
Cash and cash equivalents, end of period	$23.1	$7.0	$97.3	$—	$127.4

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

We sell our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley and Pfister brands.  We also have patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect.

Our diversified global branded consumer products have positions in six major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies and home and garden controls.

Our chief operating decision-maker manages the businesses in four vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of our worldwide battery, personal care and small appliances, primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); (iii) Home and Garden, which consists of our home and garden and insect control business (“Home and Garden”); and (iv) Hardware & Home Improvement, which consists of residential locksets and builders hardware and plumbing products (“Hardware & Home Improvement”). Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 11, “Segment Results” of Notes to Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q.

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

Results of Operations

Fiscal Quarter Ended December 28, 2014 Compared to Fiscal Quarter Ended December 29, 2013

In this Quarterly Report on Form 10-Q we refer to the three month period ended December 28, 2014 as the “Fiscal 2015 Quarter,” and the three month period ended December 29, 2013 as the “Fiscal 2014 Quarter.”

Net Sales. Net sales for the Fiscal 2015 Quarter decreased $32.8 million to $1,067.8 million from $1,100.6 million in the Fiscal 2014 Quarter, a 3% decrease. The following table details the principal components of the change in net sales from the Fiscal 2014 Quarter to the Fiscal 2015 Quarter (in millions):

Net Sales
Fiscal 2014 Quarter Net Sales	$1,100.6
Increase in small appliances	15.7
Increase in personal care	6.1
Increase in home and garden controls	5.7
Decrease in pet supplies	(5.4)
Decrease in hardware and home improvement	(7.2)
Decrease in consumer batteries	(10.3)
Foreign currency impact, net	(37.4)
Fiscal 2015 Quarter Net Sales	$1,067.8

Consolidated net sales by product line for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter are as follows (in millions):

	Fiscal Quarter

	2015	2014
Product line net sales by segment
Global batteries and appliances
Consumer batteries	$240.2	$264.5
Small appliances	223.8	216.8
Personal care	172.5	178.0
Total Global batteries and appliances	$636.5	$659.3
Hardware and home improvement	271.2	278.4
Global pet supplies	120.6	129.1
Home and garden	39.5	33.8
Total net sales to external customers	$1,067.8	$1,100.6

Global consumer battery sales decreased $24.3 million, or 9%, during the Fiscal 2015 Quarter versus the Fiscal 2014 Quarter. Excluding the impact of negative foreign exchange of $14.0 million, global consumer battery sales decreased $10.3 million. The constant currency decrease in global consumer battery sales was attributable to a decrease in North American sales of $23.5 million, which was partially offset by increases in European and Latin American consumer battery sales of $10.8 million and $2.4 million, respectively. The decrease in North America was due to promotions and discounts by our competitors coupled with customer inventory reduction initiatives and timing of holiday shipments. On a constant currency basis, the European sales increase was due to a $9.0 million increase in alkaline batteries and a $2.3 million increase in specialty batteries.  The increase in European alkaline and specialty batteries were driven by customer gains, increased volume and promotional activities. The Latin American sales increase was primarily attributable to $1.6 million in our lighting category as a result of continuing geographic expansion coupled with the effective launch of our compact fluorescent light bulbs in Brazil, the Caribbean and Chile.

Small appliance sales increased $7.0 million, or 3%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter, which included $8.7 million of negative foreign exchange impact.  Excluding foreign exchange, North American and European sales increased $7.3 million and $8.6 million, respectively. The North American sales increase was attributable to promotions and timing of shipments coupled with new products.  The European sales increase was attributable to new products and customer gains.

Personal care sales decreased $5.5 million, or 3%, during the Fiscal 2015 Quarter versus the Fiscal 2014 Quarter, which included $11.6 million of negative foreign exchange impact. Excluding foreign exchange, European and Latin American sales increased $8.2 million and $1.4 million, respectively, which was partially offset by a North American sales decrease of $3.5 million.  The European sales increase was primarily due to new product releases related to male grooming coupled with geographic expansion into Eastern Europe.  The Latin American sales increase was attributable to new customers coupled with new product launches in Argentina and Chile.  The North American sales decrease was due to the transition of our new shaving and grooming product categories, which we expect to launch during our second quarter of Fiscal 2015, coupled with timing of holiday shipments.

Hardware and home improvement sales decreased $7.2 million, or 3%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter. The port delays had a $12.3 million negative impact on sales during the Fiscal 2015 Quarter, which was partially offset by an increase of $9.8 million due to the acquisition of Tell Manufacturing, Inc. (“Tell”) during the Fiscal 2015 Quarter.  During the Fiscal 2015 Quarter the hardware product category and security product category declined $9.2 million and $0.9 million, respectively.  These sales declines were partially offset by an increase in the plumbing category of $3.0 million.  In addition to the effect of the port delays, the decrease in the hardware product category was due to distributor transition for our Asia supplier.  The increase in the plumbing category was mainly due to strong performance in both the retail and wholesale channels.

Global pet supplies sales decreased $8.5 million, or 7%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter, which included negative foreign exchange impact of $3.1 million. On a constant currency basis, aquatic sales and companion animal sales decreased $4.9 million and $0.5 million, respectively.  The aquatic sales decline was driven by continued weakness in the aquatic product category in North America coupled with lower European sales due to an import ban in Russia.

Home and garden control sales increased $5.7 million, or 17%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter.  The sales gain was attributable to increases in repellent product sales and household insect control sales of $4.8 million and $2.3 million, respectively. These increases were tempered with decreased sales in lawn and garden control products of $1.4 million.  The increase in repellent product sales was due to the acquisition of The Liquid Fence Company, Inc. (“Liquid Fence”), which occurred during the second quarter of our fiscal year ended September 30, 2014 (“Fiscal 2014”), coupled with a strong demand for personal repellent products in Puerto Rico.  The increase in household insect control sales was attributable to distribution gains at retailers coupled with an extended peak seasonal selling season.  The decrease in lawn and garden control sales was primarily due to the timing of retail customer orders.

Gross Profit. Gross profit and gross profit margin for the Fiscal 2015 Quarter was $370.2 million and 34.7% versus $381.2 million and 34.6% for the Fiscal 2014 Quarter. Gross profit margin percentage was up slightly in the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter, primarily driven by mix.

Operating Expenses. Operating expenses for the Fiscal 2015 Quarter totaled $253.6 million compared to $255.7 million for the Fiscal 2014 Quarter.  The slight decrease in operating expenses during the Fiscal 2015 Quarter is attributable to a $9.5 million decrease within selling and general and administrative expenses as a result of expense reductions in all four segments related to the decline in sales volume.  These decreases were partially offset by a $4.4 million increase in Restructuring and related charges and a $2.6 million increase within Acquisition and integration related charges.

See Note 2, "Significant Accounting Policies—Acquisition and Integration Related Charges,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our Acquisition and integration related charges.

See Note 12, "Restructuring and Related Charges,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our Restructuring and related charges

Segment Results. As discussed above, we manage our business in four reportable segments: (i) Global Batteries & Appliances; (ii) Hardware & Home Improvement; (iii) Global Pet Supplies; and (vi) Home and Garden.

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

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted Earnings Before Interest and Taxes ("EBIT") and to Adjusted EBITDA for each segment and for Consolidated SB Holdings for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter:

	Global	Hardware &			Corporate /
	Batteries &	Home	Global Pet	Home and	Unallocated	Consolidated
Fiscal 2015 Quarter	Appliances	Improvement	Supplies	Garden	Items(a)	SB/RH

	(in millions)
Net income (loss), as adjusted (a)	$88.2	$38.5	$2.7	$0.9	$(79.3)	$51.0
Income tax expense	—	—	—	—	20.5	20.5
Interest expense	—	—	—	—	44.4	44.4
Acquisition and integration related charges	1.6	1.8	0.4	1.9	2.4	8.1
Restructuring and related charges	4.8	0.2	2.1	—	0.3	7.4
Tell inventory fair value adjustment	—	0.8	—	—	—	0.8
Other (b)	—	—	—	—	0.1	0.1
Adjusted EBIT	$94.6	$41.3	$5.2	$2.8	$(11.6)	$132.3
Depreciation and amortization (c)	17.5	10.6	7.8	3.2	4.6	43.7
Adjusted EBITDA	$112.1	$51.9	$13.0	$6.0	$(7.0)	$176.0

	Global	Hardware &			Corporate /
	Batteries &	Home	Global Pet	Home and	Unallocated	Consolidated
Fiscal 2014 Quarter	Appliances	Improvement	Supplies	Garden	Items(a)	SB/RH

	(in millions)
Net income (loss), as adjusted (a)	$93.1	$35.7	$12.5	$(1.2)	$(85.2)	$54.9
Income tax expense	—	—	—	—	12.7	12.7
Interest expense	—	—	—	—	57.0	57.0
Acquisition and integration related charges	1.8	2.2	—	—	1.5	5.5
Restructuring and related charges	2.3	1.2	0.3	—	0.7	4.5
Adjusted EBIT	$97.2	$39.1	$12.8	$(1.2)	$(13.3)	$134.6
Depreciation and amortization (c)	17.0	10.5	7.6	2.9	6.5	44.5
Adjusted EBITDA	$114.2	$49.6	$20.4	$1.7	$(6.8)	$179.1

_______________________________

(a)

It is our policy to record Income tax expense and Interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)	Included in other are costs associated with onboarding for a key executive.
(c)	Included within depreciation and amortization is amortization of stock based compensation.

Global Batteries & Appliances

	Fiscal Quarter
	2015	2014
	(in millions)
Net sales to external customers	$636.5	$659.3
Segment profit	$96.6	$97.2
Segment profit as a % of net sales	15.2%	14.7%
Segment Adjusted EBITDA	$112.1	$114.2
Assets as of December 28, 2014 and September 30, 2014	$2,167.8	$2,152.0

Global Batteries & Appliances net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profit in the Fiscal 2015 Quarter decreased to $96.6 million from $97.2 million in the Fiscal 2014 Quarter, driven by the previously discussed sales decrease which was partially tempered by operating cost savings from the Global Expense Rationalization Initiatives that were originally implemented in Fiscal 2013 and expanded in Fiscal 2014.  Segment profitability as a percentage of net sales increased to 15.2% in the Fiscal 2015 Quarter compared to 14.7% in the Fiscal 2014 Quarter as a result of the cost savings discussed above.

Segment Adjusted EBITDA in the Fiscal 2015 Quarter decreased to $112.1 million from $114.2 million in the Fiscal 2014 Quarter. The decrease in segment Adjusted EBITDA was driven by the factors that drove the decrease in segment profit discussed above.

Segment assets at December 28, 2014 increased to $2,167.8 million from $2,152.0 million at September 30, 2014. The increase is primarily due seasonal increases in working capital of $44.1 million, partially offset by decreases in Goodwill and intangible assets as a result of amortization of definite lived intangible assets and foreign currency impacts.

Hardware & Home Improvement

	Fiscal Quarter
	2015	2014
	(in millions)
Net sales to external customers	$271.2	$278.4
Segment profit	$38.9	$40.0
Segment profit as a % of net sales	14.3%	14.4%
Segment Adjusted EBITDA	$51.9	$49.6
Assets as of December 28, 2014 and September 30, 2014	$1,675.4	$1,629.0

Hardware and home improvement net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profit in the Fiscal 2015 Quarter decreased to $38.9 million from $40.0 million in the Fiscal 2014 Quarter.  Segment profitability as a percentage of sales declined slightly to 14.3% in the Fiscal 2015 Quarter, versus 14.4% in the Fiscal 2014 Quarter. The slight decrease in segment profit was driven by the previously discussed sales decrease coupled with the one-time increase of $0.8 million related to the increase to cost of goods sold in the Fiscal 2015 Quarter due to the sale of inventory revalued in connection with the Tell acquisition.  These items were partially offset by a decrease in operating expenses resulting from the HHI Business Rationalization Initiatives announced in Fiscal 2014.  The slight decrease in segment profit as a percentage of sales was driven by the one-time increase to cost of goods sold, which was partially offset by cost savings from the HHI Business Rationalization Initiatives.

Segment Adjusted EBITDA was $51.9 million in the Fiscal 2015 Quarter versus $49.6 million in the Fiscal 2014 Quarter. The increase in Segment Adjusted EBITDA was driven by cost improvements and expense controls as discussed above coupled with a $1.1 million increase in adjusted EBITDA due to the Tell acquisition during the Fiscal 2015 Quarter.

Segment assets at December 28, 2014 and September 30, 2014 were $1,675.4 million and $1,629.0 million, respectively. The increase in segment assets was primarily driven by a  seasonal increase in inventory of $42.3 million coupled with an increase in Goodwill and intangible assets of $10.6 million as result of the acquisition of Tell.  Goodwill and intangible assets were $1,181.5 million at December 28, 2014 compared to $1,170.9 million at September 30, 2014.

See Note 13, “Acquisitions” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the Tell acquisition.

Global Pet Supplies

	Fiscal Quarter
	2015	2014
	(in millions)
Net sales to external customers	$120.6	$129.1
Segment profit	$5.6	$13.0
Segment profit as a % of net sales	4.6%	10.1%
Segment Adjusted EBITDA	$13.0	$20.4
Assets as of December 28, 2014 and September 30, 2014	$894.6	$890.4

Global pet supply net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profit decreased to $5.6 million in the Fiscal 2015 Quarter compared to $13.0 million in the Fiscal 2014 Quarter and segment profitability as a percentage of sales in the Fiscal 2015 Quarter decreased to 4.6% from 10.1% in Fiscal 2014 Quarter. The decrease in segment profit and segment profitability as a percent of sales were driven by decreased sales coupled with unfavorable product mix and increased trade promotions.

Segment Adjusted EBITDA in the Fiscal 2015 Quarter decreased $7.4 million to $13.0 million from $20.4 million in the Fiscal 2014 Quarter. The decrease in Adjusted EBITDA during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter was driven by factors discussed above.

Segment assets at December 28, 2014 increased to $894.6 million from $890.4 million at September 30, 2014. Goodwill and intangible assets decreased to $656.4 million at December 28, 2014 from $668.7 million at September 30, 2014, due to amortization of definite lived intangible assets.

Home and Garden

	Fiscal Quarter
	2015	2014
	(in millions)
Net sales to external customers	$39.5	$33.8
Segment profit (loss)	$2.8	$(1.2)
Segment profit (loss) as a % of net sales	7.1%	(3.6)%
Segment Adjusted EBITDA	$6.0	$1.7
Assets as of December 28, 2014 and September 30, 2014	$570.6	$526.6

Home and Garden net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profitability in the Fiscal 2015 Quarter increased $4.0 million to $2.8 million from a loss of $(1.2) million in the Fiscal 2014 Quarter.  Segment profitability as a percentage of sales in the Fiscal 2015 Quarter increased to 7.1% from (3.6)% last year. The increase in segment profit and segment profitability as a percentage of sales is attributable to the seasonal peak selling season extending into the Fiscal 2015 Quarter, the implementation of the Global Expense Rationalization Initiatives that were announced in Fiscal 2013 and expanded in Fiscal 2014 and the Liquid Fence acquisition that closed in the second quarter of Fiscal 2014.

Segment Adjusted EBITDA in the Fiscal 2015 Quarter increased $4.3 million to $6.0 million from $1.7 million in the Fiscal 2014 Quarter, driven by the factors discussed above for the increase in segment profit.

Segment assets at December 28, 2014 increased to $570.6 million from $526.6 million at September 30, 2014. The increase in segment assets was driven by normal seasonal increases in inventory in preparation of our major selling season. Goodwill and intangible assets decreased to $446.5 million at December 28, 2014 from $449.2 million at September 30, 2014, due to amortization of definite lived intangible assets.

Corporate Expense. Our corporate expense was $11.8 million in the Fiscal 2015 Quarter compared to $13.5 million in the Fiscal 2014 Quarter primarily due to decreased stock compensation expense of $1.6 million.  Corporate expense as a percentage of consolidated net sales for the Fiscal 2015 Quarter decreased slightly to 1.1% vs 1.2% for the Fiscal 2014 Quarter.

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

Interest Expense. Interest expense in the Fiscal 2015 Quarter was $44.4 million compared to $57.0 million in the Fiscal 2014 Quarter. The $12.6 million decrease in interest expense in the Fiscal 2015 Quarter is driven primarily by the non-recurrence of $11.3 million in costs related to the refinancing of the Term Loan in the Fiscal 2014 Quarter, consisting of the write off of unamortized deferred financing fees and original issue discount. See Note 6, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rates for the Fiscal 2015 Quarter and the Fiscal 2014 Quarter were 29% and 19%, respectively. For the Fiscal 2015 Quarter and the Fiscal 2014 Quarter, our effective tax rates differ from the U.S. federal statutory rate of 35% principally due to income earned outside the U.S. that is subject to statutory rates lower than 35%.  Additionally, for the Fiscal 2015 Quarter, we recorded a $3.6 million tax charge to record a valuation allowance against deferred tax assets related to our Brazil operations, since it is more likely than not that we will not obtain tax benefits from these assets. For the Fiscal 2014 Quarter, the tax rate was reduced due to a favorable Mexican law change.

We are not treating current and certain prior year earnings as permanently reinvested, except for jurisdictions where repatriation is either precluded or restricted by law. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the recording of U.S. tax on foreign earnings not considered permanently reinvested might have a material effect on our effective tax rate. For our fiscal year ending September 30, 2015, we expect to record approximately $2.6 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of current earnings, and also expect to record $15.2 million of US tax on future repatriation that would be offset by operating losses.

During our fiscal year ending September 30, 2014, we earned domestic pretax book income after having generated significant domestic book and tax losses since Fiscal 1997. We generated a small domestic loss during the Fiscal 2015 Quarter. Should we generate domestic pretax profits in the near-term, there is a reasonable possibility that some or most of the domestic valuation allowance could be released, which could result in a material tax benefit. We estimate that $123.4 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic income generated due to prior period ownership changes that limit the amount of NOLs we can use.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2015 Quarter, cash used by operating activities totaled $153.3 million compared to cash used of $136.0 million during the Fiscal 2014 Quarter. The $17.3 million increase in cash used by operating activities was primarily due to:

•	Lower Adjusted EBITDA of $3.1 million;

•

Cash used for working capital and other items of $14.7 million driven by increase in accounts receivable, inventory and other working capital accounts; partially offset by an increase in cash from the change in accounts payable;

•	Higher cash payments for acquisition and integration and restructuring related costs of $3.9 million; and

•	Higher cash payments for income taxes of $2.7 million

Offset by,

•	Lower cash payments for interest of $7.1 million.

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

At December 28, 2014, there are no significant foreign cash balances available for repatriation. During Fiscal 2015, we expect to generate between $75 million and $125 million of foreign cash that may be repatriated for general corporate purposes.

See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, for further discussion of the risks associated with our ability to service all of our existing indebtedness and our ability to maintain compliance with financial and other covenants related to our indebtedness.

Investing Activities

Net cash used by investing activities was $43.2 million for the Fiscal 2015 Quarter compared to $15.9 million for the Fiscal 2014 Quarter. The $27.3 million increase in cash used by investing activities in the Fiscal 2015 Quarter is primarily driven by the $29.2 million cash used for the Tell acquisition, partially offset by proceeds from sales of property, plant and equipment of $1.1 million.

Financing Activities

Debt Financing

At December 28, 2014 we had the following debt instruments outstanding: (i) a senior secured term loan pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consists of $648.4 principal due September 4, 2017 (“Tranche A”), $509.9 principal due September 4, 2019 (“Tranche C”), $32.9 Canadian dollar denominated principal due December 17, 2019 (“CAD Term Loan”), $272.9 Euro denominated principal due September 4, 2019 (“Euro Term Loan Tranche A”) and $183.3 Euro denominated principal due December 19, 2021 (“Euro Term Loan Tranche B”) (together, the “Term Loan”); (ii) $300.0 6.75% unsecured notes (the “6.75% Notes”); (iii) $520.0 6.375% unsecured notes (the “6.375% Notes”); (iv) $570.0 6.625% unsecured notes (the “ 6.625% Notes”); (v) $250.0 6.125% unsecured notes (the “6.125% Notes”) and (vi) a $400.0 asset based lending revolving credit facility (the “ABL Facility”).

At December 28, 2014, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.75% Notes, the indenture governing the 6.125% Notes and the credit agreement governing the ABL Facility (the "ABL Credit Agreement").

From time to time we may repurchase our existing indebtedness, including outstanding securities of SB/RH Holdings, LLC or its subsidiaries, in the open market or otherwise.

See Note 6, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Financing Cash Flows

The Fiscal 2015 Quarter net cash provided by financing activities of $418.3 million consisted of the following:  (i) proceeds related to the issuance of $250.0 million of unsecured notes; (ii) proceeds related to the Euro Term Loan Tranche B of $185.4 million (iii) a use to pay share-based tax withholdings of employees for vested stock awards of $1.7 million, net of proceeds upon vesting; (iv) a use to pay $15.9 million of dividends; (v) a use to pay $6.1 million of debt issuance costs; (vi) $8.4 million of proceeds from other financing activities; and (vii) a use for reduction of other debt of $1.8 million.  The primary use of the proceeds from these activities was to fund working capital needs as discussed within “Liquidity and Capital Resources - Operating Activities” and to provide resources for future acquisitions.

The Fiscal 2014 Quarter net cash provided by financing activities of $81.6 million consisted of the following:  (i) proceeds related to the issuance $523.7 million of Term Debt; (ii) a use of $513.3 million to repay debt under the Senior Credit Facilities; (iii) borrowings of $110.0 million on our ABL Facility; (iv) a use to pay share-based tax withholdings of employees for vested stock awards of $24.7 million, net of proceeds upon vesting; (v) a use to pay $13.0 million of dividends; (vi) a use to pay $4.7 million of debt issuance costs; (vii) $4.1 million proceeds from other financing activities; and (viii) a use for reduction of other debt of $0.5 million.  The primary use of the proceeds was to fund working capital needs as discussed within “Liquidity and Capital Resources - Operating Activities” and to provide resources for future acquisitions.

Interest Payments and Fees

In addition to principal payments on our debt obligations as mentioned above, we have annual interest payment obligations of approximately $163.3 million in the aggregate. This includes interest under our 6.375% Notes of approximately $33.2 million, interest under our 6.625% Notes of approximately $37.8 million, interest under our 6.75% Notes of approximately $20.3 million, interest under our 6.125% Notes of approximately $15.3 million and interest under our Term Loan of approximately $56.7 million. Interest on our debt is payable in cash. Interest on the 6.375% Notes, the 6.625% Notes, the 6.75% Notes and the 6.125% Notes is payable semi-annually in arrears and interest under the Term Loan is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to

0.375% on the unused portion of the ABL Facility and certain additional fees with respect to the letter of credit sub-facility under the ABL Facility.

Equity Financing Activities

During the Fiscal 2015 Quarter, we granted 0.1 million shares of restricted stock to our employees and our directors. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors, or in certain cases where the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $10.7 million, which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for Fiscal 2014.

Critical Accounting Policies and Critical Accounting Estimates

Our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for Fiscal 2014.

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

There have been no material changes to our market risk exposures, including those from interest rates, foreign currency exchange rates and commodity prices, from those discussed in our Annual Report on Form 10-K for Fiscal 2014.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

At December 28, 2014, the potential change in fair value of our outstanding interest rate derivative instruments assuming a 1 percent unfavorable shift in interest rates would be a loss of $3.1 million.  The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on our variable rate Term Loan, would be a net loss of $3.1 million.

At December 28, 2014, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $50.5 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying foreign currency-denominated exposures, would be a net gain of $19.3 million.

At December 28, 2014, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.1 million. The net impact on reported earnings, after also including the effect of the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $2.0 million.

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

Item 1A.   Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on November 21, 2014 (our “Form 10-K”).  Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K.

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2015
SB/RH HOLDINGS, LLC
	By:	/s/ DOUGLAS L. MARTIN
Douglas L. Martin

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
Exhibit 4.1

Indenture governing Spectrum Brands, Inc.’s 6.125% Senior Notes due 2024, dated as of December 4, 2014, among Spectrum Brands, Inc., the guarantors party thereto and US Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Spectrum Brands Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 8, 2014).

Exhibit 10.1

Registration Rights Agreement, dated as of December 4, 2014 by and among Spectrum Brands, Inc., the guarantors party thereto and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s 6.125% Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to Spectrum Brands Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 8, 2014).

Exhibit 10.2

Term Loan Commitment Agreement No. 2, dated December 19, 2014 relating to the Credit Agreement dated as of December 17, 2012, and as amended and restated on December 18, 2013, and as further amended, restated, supplemented or otherwise modified prior to the date hereof, among Spectrum Brands, Inc., as Lead Borrower, Spectrum Brands Canada, Inc., as Canadian Borrower, Spectrum Brands Europe, GmbH, as German Borrower, SB/RH Holdings, LLC, as Holdings, the lenders from time to time party thereto and Deutsche Bank AG New York Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Spectrum Brands Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2014).

Exhibit 10.3

Transition employment agreement, effective as of January 8, 2015, between Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on February 5, 2015).

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