Form 10-Q
period 2015-06-28
SB/RH Holdings, LLC
filed 2015-08-06
CIK 1592706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☑(Note: The registrant has not been subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, since September 30, 2014.  The registrant is a voluntary filer and accordingly has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the period it was required to file such reports and during the past 90 days, notwithstanding that the registrant is no longer required to file such reports.)

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

SB/RH HOLDINGS, LLC

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED June 28, 2015

INDEX

	Part I—Financial Information	Page

Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Financial Position as of June 28, 2015 (Unaudited) and September 30, 2014	3
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended June 28, 2015 and June 29, 2014	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine month periods ended June 28, 2015 and June 29, 2014	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended June 28, 2015 and June 29, 2014	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4.	Controls and Procedures	62
	Part II—Other Information
Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 6.	Exhibits	63

Signatures		66

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Financial Position

June 28, 2015 and September 30, 2014

(Amounts in millions)

	June 28, 2015	September 30, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$107.2	$192.9
Receivables:
Trade accounts receivable, net of allowances $45.7 and $48.6, respectively	619.8	439.0
Other	103.3	76.4
Inventories	903.7	624.5
Deferred income taxes	34.9	36.7
Prepaid expenses and other	80.7	63.4
Total current assets	1,849.6	1,432.9
Property, plant and equipment, net of accumulated depreciation of $310.6 and $264.5, respectively	500.1	428.9
Deferred charges and other	38.5	37.3
Goodwill	2,488.0	1,469.6
Intangible assets, net	2,528.1	2,091.5
Debt issuance costs	69.5	51.1
Total assets	$7,473.8	$5,511.3
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$99.5	$112.6
Accounts payable	453.6	519.7
Accrued liabilities:
Wages and benefits	80.7	88.1
Income taxes payable	15.5	18.5
Accrued interest	17.4	35.4
Other	186.3	156.3
Total current liabilities	853.0	930.6
Long-term debt, net of current maturities	4,294.3	2,894.1
Employee benefit obligations, net of current portion	74.5	82.0
Deferred income taxes	599.1	513.2
Other	27.4	21.2
Total liabilities	5,848.3	4,441.1
Commitments and contingencies
Shareholders' equity:
Other capital	1,967.3	1,413.8
Accumulated deficit	(254.0)	(330.0)
Accumulated other comprehensive loss	(137.5)	(63.1)
Total shareholders' equity	1,575.8	1,020.7
Noncontrolling interest	49.7	49.5
Total equity	1,625.5	1,070.2
Total liabilities and equity	$7,473.8	$5,511.3

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Operations

For the three and nine month periods ended June 28, 2015 and June 29, 2014

(Unaudited)

(Amounts in millions)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2015	2014	2015	2014
Net sales	$1,247.5	$1,128.5	$3,382.3	$3,250.8
Cost of goods sold	789.5	710.9	2,179.0	2,089.6
Restructuring and related charges	—	0.6	0.4	3.3
Gross profit	458.0	417.0	1,202.9	1,157.9
Selling	184.8	171.8	517.7	501.8
General and administrative	88.2	78.0	238.1	225.3
Research and development	12.9	12.2	36.9	35.2
Acquisition and integration related charges	24.2	2.7	44.2	14.5
Restructuring and related charges	10.5	3.1	21.9	12.7
Total operating expenses	320.6	267.8	858.8	789.5
Operating income	137.4	149.2	344.1	368.4
Interest expense	112.9	47.3	206.5	151.7
Other expense, net	1.7	2.8	5.6	4.4
Income from operations before income taxes	22.8	99.1	132.0	212.3
Income tax expense (benefit)	(23.8)	20.5	4.8	43.8
Net income	46.6	78.6	127.2	168.5
Less: Net income attributable to non-controlling interest	0.0	—	0.2	0.2
Net income attributable to controlling interest	$46.6	$78.6	$127.0	$168.3

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine month periods ended June 28, 2015 and June 29, 2014

(Unaudited)

(Amounts in millions)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2015	2014	2015	2014
Net income	$46.6	$78.6	$127.2	$168.5
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	9.5	8.4	(68.6)	5.6
Unrealized (loss) on derivative hedging instruments	(12.0)	(1.4)	(8.6)	(1.6)
Defined benefit pension gain (loss)	(0.6)	0.4	2.8	0.5
Other comprehensive income (loss), net of tax	(3.1)	7.4	(74.4)	4.5
Comprehensive income	43.5	86.0	52.8	173.0
Less: Comprehensive income attributable to non-controlling interest	—	—	0.2	0.4
Comprehensive income attributable to controlling interest	$43.5	$86.0	$52.6	$172.6

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended June 28, 2015 and June 29, 2014

(Unaudited)

(Amounts in millions)

	NINE MONTHS ENDED
	2015	2014
Cash flows from operating activities:
Net income	$127.2	$168.5
Adjustments to reconcile net income to net cash used by operating activities, net of effects of acquisitions:
Depreciation	58.7	56.4
Amortization of intangibles	64.0	61.2
Amortization of unearned restricted stock compensation	32.2	26.0
Amortization of debt issuance costs	7.7	8.2
Non-cash increase to cost of goods sold due to acquisitions inventory step up	7.7	—
Write off unamortized discount on retired debt	1.7	2.8
Write off of debt issuance costs	11.2	6.4
Other non-cash adjustments	16.4	4.0
Net changes in operating assets and liabilities	(490.4)	(382.7)
Net cash used by operating activities	(163.6)	(49.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(49.5)	(50.9)
Acquisition of Tell Manufacturing, net of cash acquired	(29.2)	—
Acquisition of European IAMS and Eukanuba, net of cash acquired	(115.7)	—
Acquisition of Salix Animal Health, net of cash acquired	(147.8)	—
Acquisition of Armored AutoGroup, net of cash acquired	(900.5)	—
Acquisition of Liquid Fence, net of cash acquired	—	(25.3)
Proceeds from sales of property, plant and equipment	1.3	9.1
Other investing activities	(0.9)	(0.2)
Net cash used by investing activities	(1,242.3)	(67.3)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	1,444.9	523.7
Proceeds from issuance of 6.125% Notes	250.0	—
Proceeds from issuance of 5.75% Notes	1,000.0	—
Proceeds from Euro Term Loan	340.2	—
Proceeds from CAD Term Loan	60.9	—
Payment of debt instruments, excluding ABL revolving credit facility	(2,281.9)	(567.5)
Debt issuance costs	(37.3)	(5.5)
Other debt financing, net	33.5	9.5
Revolving credit facility, net	47.5	110.0
Cash dividends paid to parent	(51.0)	(42.0)
Share based tax withholding payments, net of proceeds upon vesting	(1.9)	(26.5)
Capital contribution from Parent	528.3	—
Net cash provided by financing activities	1,333.2	1.7
Effect of exchange rate changes on cash and cash equivalents	(13.0)	—
Net decrease in cash and cash equivalents	(85.7)	(114.8)
Cash and cash equivalents, beginning of period	192.9	198.2
Cash and cash equivalents, end of period	$107.2	$83.4

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

1    DESCRIPTION OF BUSINESS

SB/RH Holdings, LLC., a Delaware limited liability company (“SB/RH”, or the “Company”), is a diversified global branded consumer products company. SB/RH Holdings, LLC, is a wholly owned subsidiary of Spectrum Brands Holdings, Inc. (“SB Holdings”, or the “Parent”). SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”

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

On May 21, 2015, the Company acquired Armored AutoGroup Parent, Inc. (“AAG”). AAG is a consumer products company consisting primarily of Armor All and STP products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the AC/PRO brand of do-it-yourself automotive air conditioner recharge products. For information pertaining to the AAG acquisition, see Note 13, “Acquisitions.”

The Company sells its products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, IAMS, Eukanuba, Healthy-Hide, Digest-eeze, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley, Pfister and the previously mentioned AAG brands.

The Company’s global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies, home and garden controls and auto care, which consists of the recently acquired AAG business.

The Company manages the businesses in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Hardware & Home Improvement, which consists of the Company's worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”); (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); (iv) Home and Garden, which consists of the Company’s home and garden and insect control business (“Home and Garden”); and (v) Global Auto Care, which consists of the Company’s automotive aftermarket appearance products, performance chemicals/additives and do-it-yourself automotive air conditioner recharge (“Global Auto Care”). Management reviews the performance of the Company based on these segments, which also reflect the manner in which the Company’s management monitors performance and allocates resources. For information pertaining to our business segments, see Note 11, “Segment Results.”

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

2    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The condensed consolidated financial statements include the accounts of SB/RH and its subsidiaries and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All intercompany transactions have been eliminated.

These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at June 28, 2015, the results of operations for the three and nine month periods ended June 28, 2015 and June 29, 2014, the comprehensive income (loss) for the three and nine month periods ended June 28, 2015 and June 29, 2014 and the cash flows for the nine month periods ended June 28, 2015 and June 29, 2014. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Shipping and Handling Costs: The Company incurred shipping and handling costs of $68.3 and $199.1 for the three and nine month periods ended June 28, 2015, respectively, and $66.2 and $194.5 for the three and nine months periods ended June 29, 2014, respectively. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 15% of the Company’s Net sales during both the three and nine month periods ended June 28, 2015, and 15% and 16% of the Company’s Net sales for the three and nine month periods ended June 29, 2014, respectively. This customer also represented approximately 13% and 14% of the Company’s Trade accounts receivable, net at June 28, 2015 and September 30, 2014, respectively.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

Approximately 33% and 39% of the Company’s Net sales during the three and nine month periods ended June 28, 2015, respectively, and 37% and 41% of the Company’s Net sales during the three and nine month periods ended June 29, 2014, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for ability to collect based on an assessment of the risks present.

Stock-Based Compensation: Our stock compensation programs are administered by SB Holdings.  The Company measures the cost of its stock-based compensation plans based on the fair value of its employee stock awards and recognizes these costs over the requisite service period of the awards.

Total stock compensation expense associated with restricted stock units recognized by the Company during the three and nine month periods ended June 28, 2015 was $15.2 and $32.2, respectively. Total stock compensation expense associated with restricted stock units recognized by the Company during the three and nine month periods ended June 29, 2014 was $9.2  and $26.0, respectively. The remaining unrecognized pre-tax compensation cost related to restricted stock units at June 28, 2015 was $32.0.

The Company granted approximately 0.02 million and 0.43 million restricted stock units during the three and nine month periods ended June 28, 2015, respectively. The 0.43 million restricted stock units granted during the nine months ended June 28, 2015 include 0.13 million restricted stock units that vested immediately and 0.02 million time-based restricted stock units that vest over a period ranging from one to two years. The remaining 0.28 million restricted stock units are performance and time-based and vest over a period ranging from one to two years. The total market value of the restricted stock units on the dates of the grants was approximately $39.3.

The Company granted approximately no and 0.41 million restricted stock units during the three and nine month periods ended June 29, 2014, respectively. The 0.41 million restricted stock units granted during the nine months ended June 29, 2014 include 0.08 million time-based restricted stock units that vested immediately and .04 million time-based restricted stock units that vest over a one year period.  The remaining 0.29 million restricted stock units are performance and time-based and vest over a two year period. The total market value of the restricted stock units on the dates of the grants was approximately $28.7.

The fair value of restricted stock units is determined based on the market price of SB Holdings’ shares of common stock on the grant date. A summary of the activity in the Company’s non-vested restricted stock units during the nine months ended June 28, 2015 is as follows:

		Weighted
		Average	Fair Value
	Shares	Share Price at	at Grant
Restricted Stock Units	(in millions)	Grant Date	Date
Non-vested restricted stock units at September 30, 2014	0.80	$67.90	$54.6
Granted	0.44	90.53	39.2
Forfeited	(0.03)	85.39	(2.5)
Vested	(0.69)	68.28	(47.2)
Non-vested restricted stock units at June 28, 2015	0.52	$85.40	$44.1

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

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The following table summarizes acquisition and integration related charges incurred by the Company during the three and nine month periods ended June 28, 2015 and June 29, 2014:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Salix Animal Health	$3.3	$—	$8.4	$—
European IAMS and Eukanuba	1.0	—	6.0	—
HHI Business	2.1	3.3	8.3	11.2
Tell	0.5	—	1.6	—
Liquid Fence	(0.8)	0.7	0.5	2.4
Armored AutoGroup	17.8	—	17.8	—
Other	0.3	(1.3)	1.6	0.9
Total Acquisition and integration related charges	$24.2	$2.7	$44.2	$14.5

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

3    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses on assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of a net investment in a foreign subsidiary, deferred gains and losses on derivative financial instruments designated as cash flow hedges and amortization of deferred gains and losses associated with the Company’s pension plans. The foreign currency translation gains and losses for the three and nine month periods ended June 28, 2015 and June 29, 2014 were principally attributable to the impact of translation of the net assets of the Company’s European and Latin American operations, which primarily have functional currencies in Euros, Pounds Sterling and Brazilian Real.

For information pertaining to the reclassification of unrealized gains and losses on derivative instruments, see Note 7, “Derivative Financial Instruments.”

The components of Other comprehensive income (loss), net of tax, for the three and nine month periods ended June 28, 2015 and June 29, 2014 are as follows:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Foreign Currency Translation Adjustments:
Net change after reclassification adjustment	$9.5	$8.4	$(68.6)	$5.6
Deferred tax effect	—	—	—	—
Other Comprehensive Income (Loss)	$9.5	$8.4	$(68.6)	$5.6
Non-controlling interest	—	—	—	0.2
Comprehensive Income (Loss) attributable to controlling interest	$9.5	$8.4	$(68.6)	$5.4

Derivative Hedging Instruments:
Gross change before reclassification adjustment	$(7.8)	$(3.0)	$9.3	$(3.9)
Net reclassification adjustment for (gains) losses included in earnings	(8.1)	1.3	(19.9)	2.2
Gross change after reclassification adjustment	$(15.9)	$(1.7)	$(10.6)	$(1.7)
Deferred tax effect	3.9	0.3	2.0	0.1
Other Comprehensive (Loss)	$(12.0)	$(1.4)	$(8.6)	$(1.6)

Defined Benefit Pension Plans:
Gross change before reclassification adjustment	$(1.1)	$0.2	$2.6	$(0.4)
Net reclassification adjustment for losses included in Cost of goods sold	0.2	0.1	0.5	0.4
Net reclassification adjustment for losses included in Selling expenses	—	0.1	0.2	0.2
Net reclassification adjustment for losses included in General and administrative expenses	0.1	0.2	0.4	0.5
Gross change after reclassification adjustment	$(0.8)	$0.6	$3.7	$0.7
Deferred tax effect	0.2	(0.2)	(0.9)	(0.2)
Other Comprehensive Income (Loss)	$(0.6)	$0.4	$2.8	$0.5

Total Other Comprehensive Income (Loss), net of tax	$(3.1)	$7.4	$(74.4)	$4.3

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

4    INVENTORIES

Inventories consist of the following:

	June 28, 2015	September 30, 2014
Raw materials	$149.7	$104.1
Work-in-process	58.3	35.3
Finished goods	695.7	485.1
	$903.7	$624.5

5    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets of the Company consist of the following:

	Global	Hardware &
	Batteries &	Home	Global Pet	Global	Home and
	Appliances	Improvement	Supplies	Auto Care	Garden	Total
Goodwill:
Balance at September 30, 2014	$327.4	$709.8	$235.9	$—	$196.5	$1,469.6
Additions	—	7.1	73.6	965.7	—	1,046.4
Effect of translation	(12.0)	(7.6)	(7.4)	(1.0)	—	(28.0)
Balance at June 28, 2015	$315.4	$709.3	$302.1	$964.7	$196.5	$2,488.0
Intangible Assets:
Trade Names Not Subject to Amortization
Balance at September 30, 2014	$544.6	$330.6	$210.5	$—	$88.6	$1,174.3
Additions	—	4.0	46.7	299.0	—	349.7
Effect of translation	(8.8)	(1.0)	(12.4)	—	—	(22.2)
Balance at June 28, 2015	$535.8	$333.6	$244.8	$299.0	$88.6	$1,501.8
Intangible Assets Subject to Amortization
Balance at September 30, 2014, net	$400.3	$130.5	$222.3	$—	$164.1	$917.2
Additions	0.9	8.5	52.3	130.0	—	191.7
Amortization during period	(25.6)	(11.5)	(18.0)	(0.9)	(8.0)	(64.0)
Effect of translation	(11.2)	(1.1)	(6.3)	—	—	(18.6)
Balance at June 28, 2015, net	$364.4	$126.4	$250.3	$129.1	$156.1	$1,026.3
Total Intangible Assets, net at June 28, 2015	$900.2	$460.0	$495.1	$428.1	$244.7	$2,528.1

During the nine month period ended June 28, 2015, the Company recorded additions to goodwill and intangible assets related to the acquisitions of Tell Manufacturing, Inc. (“Tell”), Proctor & Gamble’s European pet food business consisting of the IAMS and Eukanuba brands (“European IAMS and Eukanuba”), Salix Animal Health LLC (“Salix”) and AAG. AAG is reported as a stand alone reporting segment under “Global Auto Care”. See Note 11 “Segment Results,” and Note 13 “Acquisitions,” for further information.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The useful lives for proprietary technology assets associated with the Global Batteries & Appliances segment, the Hardware & Home Improvement segment, the Global Pet Supplies segment and the Global Auto Care segment range from 9 to 17 years, 8 to 9 years, 4 to 9 years and 8 to 10 years, respectively. The useful lives of customer relationships range from 15 to 20 years within the Global Batteries & Appliances segment, are 20 years within both the Hardware & Home Improvement and Home and Garden segments, range from 2 to 20 years within the Global Pet Supplies segment and range from 13 to 15 years within the Global Auto Care segment.  The useful lives for trade names are up to 12 years within the Global Batteries & Appliances segment, range from 5 to 8 years within the Hardware & Home Improvement segment, and range from 3 to 13 years within the Global Pet Supplies segment.

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	June 28, 2015	September 30, 2014
Technology Assets Subject to Amortization:
Gross balance	$242.6	$192.2
Accumulated amortization	(72.3)	(57.6)
Carrying value, net	$170.3	$134.6
Trade Names Subject to Amortization:
Gross balance	$171.6	$171.0
Accumulated amortization	(73.2)	(61.0)
Carrying value, net	$98.4	$110.0
Customer Relationships Subject to Amortization:
Gross balance	$992.0	$877.2
Accumulated amortization	(234.4)	(204.6)
Carrying value, net	$757.6	$672.6
Total Intangible Assets, net Subject to Amortization	$1,026.3	$917.2

Amortization expense for the three and nine month periods ended June 28, 2015 and June 29, 2014 is as follows:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Proprietary technology amortization	$5.3	$4.7	$14.7	$13.9
Trade names amortization	4.1	4.1	12.3	12.3
Customer relationships amortization	12.9	11.7	37.0	35.0
	$22.3	$20.5	$64.0	$61.2

The Company estimates annual amortization expense of intangible assets for the next five fiscal years will approximate $90.0 per year.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

6    DEBT

Debt consists of the following:

	June 28, 2015		September 30, 2014

	Amount	Rate	Amount	Rate	Interest Terms
Term Loan, due September 4, 2017 (Tranche A)	$—	—%	$648.4	3.0%	Variable rate, see below
Term Loan, due September 4, 2019 (Tranche C)	—	—%	509.9	3.6%	Variable rate, see below
Term Loan, due June 23, 2022	1,450.0	3.8%	—	—%	Variable rate, see below
CAD Term Loan, due December 17, 2019	—	—%	34.2	5.1%	Variable rate, see below
CAD Term Loan, due June 23, 2022	60.9	4.5%	—	—%	Variable rate, see below
Euro Term Loan, due September 4, 2019	—	—%	283.3	3.8%	Variable rate, see below
Euro Term Loan, due June 23, 2022	336.2	3.5%	—	—%	Variable rate, see below
6.375% Notes, due November 15, 2020	520.0	6.4%	520.0	6.4%	Fixed rate
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	Fixed rate
6.75% Notes, due March 15, 2020	—	—%	300.0	6.8%	Fixed rate
6.125% Notes, due December 15, 2024	250.0	6.1%	—	—%	Fixed rate
5.75% Notes, due July 15, 2025	1,000.0	5.8%	—	—%	Fixed rate
Revolver Facility, expiring June 23, 2020	47.5	5.3%	—	—%	Variable rate, see below
Other notes and obligations	79.0	8.5%	52.4	6.7%	Various
Capitalized lease obligations	88.7	5.9%	94.7	6.1%	Various
	$4,402.3		$3,012.9
Original issuance discounts on debt	(8.5)		(6.2)
Less: current maturities	(99.5)		(112.6)
Long-term debt	$4,294.3		$2,894.1

The Company has the following debt instruments outstanding at June 28, 2015:  (i) senior secured term loan facilities pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consist of a $1,450.0 U.S. dollar denominated term loan facility (“USD Term Loan”), a $60.9 Canadian dollar (“CAD”) denominated term loan facility (“CAD Term Loan”), a $336.2 Euro denominated term loan facility (“Euro Term Loan”) (together, the “Term Loan”); (ii) $520.0 6.375% unsecured notes due 2020 (the “6.375% Notes”); (iii) $570.0 6.625% unsecured notes due 2022 (the “ 6.625% Notes”); (iv) $250.0 6.125% unsecured notes due 2024 (the “6.125% Notes”); (v) $1,000.0 5.75% unsecured notes due 2025 (the “5.75% Notes”); and (vi) a $500.0 cash flow revolving credit facility pursuant to the Senior Credit Agreement (the “Revolver Facility”).

Interest Terms

Certain of the Company’s debt instruments are subject to variable interest rates. The variable rates disclosed in the table above are weighted averages based on outstanding debt balances and corresponding rates in effect as of the period end. At June 28, 2015, the Company’s variable interest rate terms are as follows:  in the case of the USD Term Loan, either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor, plus 3.0% per annum, or base rate plus 2.0% per annum; in the case of the CAD Term Loan either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor (0.99% at June 28, 2015) plus 3.5% per annum, or base rate plus 2.5% per annum; in the case of the Euro Term Loan EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available; and in the case of the Revolver Facility, either adjusted LIBOR plus 3.0% per annum, or base rate plus 2.0% per annum.

Term Loan

On June 23, 2015, Spectrum Brands, Inc., a subsidiary of the Company (“SBI”), entered into term loan facilities pursuant to a Senior Credit Agreement consisting of a $1,450.0 USD Term Loan due June 23, 2022, a $75.0 CAD Term Loan due June 23, 2022 and a €300.0 Euro Term Loan due June 23, 2022, and entered into a $500.0 Revolver Facility due June 23, 2020.  The proceeds from the Term Loan facilities and draws on the Revolver Facility were used to repay SBI’s then-existing senior term credit facility, repay SBI’s outstanding 6.75% senior unsecured notes due 2020, repay and replace SBI’s then-existing asset based revolving loan facility, and to pay fees and expenses in connection with the refinancing and for general corporate purposes.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

Subject to certain mandatory prepayment events, the Term Loan is subject to repayment according to scheduled amortizations, with the final payments of all amounts outstanding, plus accrued and unpaid interest, due at maturity.  The Senior Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries’ ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain exceptions set forth in the Senior Credit Agreement.  Pursuant to a guarantee agreement, SB/RH Holdings, LLC and the material wholly-owned domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Senior Credit Agreement and related loan documents.  Pursuant to a security agreement, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, the Company has pledged the capital stock of SBI to secure such obligations.  The Senior Credit Agreement also provides for customary events of default including payment defaults and cross-defaults to other material indebtedness.

In addition, the Senior Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant on the maximum net total leverage ratio that is tested on the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2015.

The USD Term Loan was issued at a 0.25% discount and was recorded net of the $3.6 amount incurred.  The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the USD Term Loan.  In connection with the issuance of the USD Term Loan, the Company recorded $12.4 of fees of which $4.5 are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the USD Term Loan with the remainder of $7.9 reflected as an increase to interest expense during both the three and nine month periods ended June 28, 2015.  The Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the refinancing of the USD Term Loan totaling $5.1 as an increase to interest expense during both the three and nine month periods ended June 28, 2015.

The CAD Term Loan was issued at a 1.0% discount and was recorded net of the $0.8 CAD amount incurred.  The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the CAD Term Loan.  In connection with the issuance of the CAD Term Loan, the Company recorded $0.6 of fees of which $0.4 are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the CAD Term Loan with the remainder $0.2 reflected as an increase to interest expense during both the three and nine month periods ended June 28, 2015.  The Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the refinancing of the CAD Term Loan totaling $0.4 as an increase to interest expense during both the three and nine month periods ended June 28, 2015.

The Euro Term Loan was issued at a 0.25% discount and was recorded net of the €0.8 amount incurred.  The discount will be amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the Euro Term Loan.  SBI previously issued €150.0 of term debt in the three month period ended December 28, 2014 and repaid the same term debt in the three month period ended June 28, 2015 in connection with the issuance of the Euro Term Loan.  During the three and nine month periods ended June 28, 2015, the Company recorded $2.6 and $4.9 USD of fees, respectively, related to these Euro denominated debt transactions, of which $2.6 are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Euro Term Loan with the remainder of $2.3 reflected as an increase to interest expense during both the three and nine month periods ended June 28, 2015.  The Company recorded accelerated amortization of portions of the unamortized discount and unamortized Debt issuance costs related to the refinancing of the Euro Term Loan totaling $2.3 as an increase to interest expense during both the three and nine month periods ended June 28, 2015.

6.125% Notes

On December 4, 2014, SBI issued $250.0 aggregate principal amount of 6.125% Notes at par value, due December 15, 2024.  The 6.125% Notes are guaranteed by the Company’s and SBI’s existing and future domestic subsidiaries.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

SBI may redeem all or a part of the 6.125% Notes, at any time on or after December 15, 2019, at specified redemption prices.  In addition, prior to December 15, 2019, SBI may redeem the notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium.  SBI is also entitled to redeem up to 35% of the aggregate principal amount of the notes before December 15, 2017 with an amount of cash equal to the net proceeds that SBI raises in equity offerings at specified redemption prices.  Further, the indenture governing the 6.125% Notes (the “2024 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2024 Indenture.

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

The Company recorded $4.6 of fees in connection with the offering of the 6.125% Notes during the nine month periods ended June 28, 2015.  The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 6.125% Notes.

5.75% Notes

On May 20, 2015, in connection with the acquisition of the AAG Business, SBI issued $1,000.0 aggregate principal amount of 5.75% Notes at par value, due July 15, 2025.  The 5.75% Notes are guaranteed by the Company’s and SBI’s existing and future domestic subsidiaries.

SBI may redeem all or a part of the 5.75% Notes, at any time on or after July 15, 2020, at specified redemption prices.  In addition, prior to July 15, 2020, SBI may redeem the notes at a redemption price equal to 100% of the principal amount plus a “make-whole” premium.  SBI is also entitled to redeem up to 35% of the aggregate principal amount of the notes before July 15, 2018 with an amount of cash equal to the net proceeds that SBI raises in equity offerings at specified redemption prices. Further, the indenture governing the 5.75% Notes (the “2025 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2025 Indenture.

The 2025 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2025 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency.  Events of default under the 2025 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 5.75% Notes.  If any other event of default under the 2025 Indenture occurs and is continuing, the trustee for the 2025 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 5.75% Notes, may declare the acceleration of the amounts due under those notes.

The Company recorded $19.5 of fees in connection with the offering of the 5.75% Notes during both the three and nine month periods ended June 28, 2015.  The fees are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the 5.75% Notes.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

6.75% Notes

On June 23, 2015 SBI called the $300.0 outstanding aggregate principal amount of 6.75% senior unsecured notes due 2020 (the “6.75% Notes”).  In connection with the call, SBI paid the trustee principal, interest and a call premium sufficient to redeem the $300.0 of 6.75% Notes outstanding.  The trustee under the indenture governing the 6.75% Notes accepted those funds in trust for the benefit of the holders of the 6.75% Notes and has acknowledged the satisfaction and discharge of the 6.75% Notes and the indenture governing the 6.75% Notes.  On July 23, 2015, the Trustee redeemed the 6.75% Notes.

In connection with the call, the Company recorded $15.2 of fees and expenses as a cash charge to interest expense in the Condensed Consolidated Statements of Operations (unaudited) during both the three and nine month periods ended June 28, 2015. In connection with the satisfaction and discharge process, the Company recorded cash charges of $1.7 to interest expense  in the Condensed Consolidated Statements of Operations (unaudited) during both the three and nine month periods ended June 28, 2015. In addition,$4.1 of debt issuance costs related to the 6.75% Notes were written off as a non-cash charge to interest expense in the Condensed Consolidated Statements of Operations (unaudited) in both the three and nine month periods ended June 28, 2015.

Revolver Facility

As noted above, on June 23, 2015, SBI entered into a new Revolver Facility under the Senior Credit Agreement for $500.0 of aggregate commitment maturing June 23, 2020.  In connection with the new Revolver Facility, the Company incurred $5.7 of fees all of which are classified as Debt issuance costs within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Revolver Facility.  The Company recorded accelerated amortization of portions of the unamortized Debt Issuance costs related to the refinancing of the Prior Revolver Facility totaling $1.1 as an increase to interest expense during both the three and nine month periods ended June 28, 2015.

As a result of borrowings and payments under the Revolver Facility, at June 28, 2015, the Company had aggregate borrowing availability of approximately $419.3, net of outstanding letters of credit of $33.2.

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

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest expense from the underlying debt to which the swap is designated. At both June 28, 2015 and September 30, 2014, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on floating rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

$300.0 through April 2017. The derivative net loss on these contracts recorded in AOCI by the Company at June 28, 2015 was $1.8, net of tax benefit of $0.0. At June 28, 2015, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1.4, net of tax.

The Company’s interest rate swap derivative financial instruments at June 28, 2015 and September 30, 2014 are summarized as follows:

	June 28, 2015		September 30, 2014
	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	1.8	$300.0	2.5

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Mexican Pesos, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. At June 28, 2015, the Company had a series of foreign exchange derivative contracts outstanding through September 2016 with a contract value of $293.8. The derivative net gain on these contracts recorded in AOCI by the Company at June 28, 2015 was $3.8, net of tax expense of $1.6. At June 28, 2015, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $4.2, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At June 28, 2015, the Company had a series of zinc swap contracts outstanding through September 2016 for 7.8 thousand metric tons with a contract value of $17.0.  At June 28, 2015, the Company had a series of brass swap contracts outstanding through March 2017 for 1.7 thousand metric tons with a contract value of $8.1. The derivative net loss on these contracts recorded in AOCI by the Company at June 28, 2015 was $1.4, net of tax benefit of $0.2. At June 28, 2015, the portion of derivative net loss estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $1.3, net of tax.

Derivative Contracts Not Designated as Hedges for Accounting Purposes

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At June 28, 2015 and September 30, 2014, the Company had $139.2 and $108.9, respectively, of notional value of such foreign exchange derivative contracts outstanding.

The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries.  The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At June 28, 2015, the Company had a series of such swap contracts outstanding through September 2015 for 10.0 thousand troy ounces with a contract value of $0.2. At September 30, 2014, the Company had a series of such swap contracts outstanding through September 30, 2015 for 25.0 thousand troy ounces with a contract value of $0.4.

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

The fair value of the Company’s outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Asset Derivatives		June 28, 2015	September 30, 2014
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Deferred charges and other	$—	$0.6
Commodity contracts	Receivables—Other	—	1.3
Foreign exchange contracts	Cash	0.3	—
Foreign exchange contracts	Receivables—Other	5.9	12.0
Foreign exchange contracts	Deferred charges and other	—	0.3
Total asset derivatives designated as hedging instruments under ASC 815		6.2	14.2
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	—	0.5
Total asset derivatives		$6.2	$14.7

The fair value of the Company’s outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) are as follows:

Liability Derivatives		June 28, 2015	September 30, 2014
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other current liabilities	$1.4	$1.3
Interest rate contracts	Accrued interest	0.4	0.4
Interest rate contracts	Other long-term liabilities	0.4	—
Commodity contracts	Accounts payable	1.5	0.2
Commodity contracts	Other long-term liabilities	0.1	—
Foreign exchange contracts	Accounts payable	0.4	—
Foreign exchange contracts	Other long-term liabilities	0.4	—
Total liability derivatives designated as hedging instruments under ASC 815		$4.6	$1.9
Derivatives not designated as hedging instruments under ASC 815:
Commodity contract	Accounts payable	$—	$0.1
Foreign exchange contracts	Accounts payable	0.2	0.1
Total liability derivatives		$4.8	$2.1

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

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended June 28, 2015, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Interest rate contracts	$(0.5)	Interest expense	$(0.5)	Interest expense	$—
Commodity contracts	(0.7)	Cost of goods sold	—	Cost of goods sold	—
Foreign exchange contracts	0.2	Net sales	—	Net sales	—
Foreign exchange contracts	(6.8)	Cost of goods sold	8.6	Cost of goods sold	—
Total	$(7.8)		$8.1		$—

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the nine month period ended June 28, 2015, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Interest rate contracts	$(2.4)	Interest expense	$(1.4)	Interest expense	$—
Commodity contracts	(2.4)	Cost of goods sold	0.3	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	—	Net sales	—
Foreign exchange contracts	14.0	Cost of goods sold	21.0	Cost of goods sold	—
Total	$9.3		$19.9		$—

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three month period ended June 29, 2014, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$1.3	Cost of goods sold	$0.1	Cost of goods sold	$—
Interest rate contracts	(1.9)	Interest expense	(0.4)	Interest expense	—
Foreign exchange contracts	—	Net sales	0.1	Net sales	—
Foreign exchange contracts	(2.4)	Cost of goods sold	(1.1)	Cost of goods sold	—
Total	$(3.0)		$(1.3)		$—

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the nine month period ended June 29, 2014, pretax:

				Location of
				Gain (Loss)
				Recognized in	Amount of
				Income on	Gain (Loss)
				Derivatives	Recognized in
	Amount of	Location of		(Ineffective	Income on
	Gain (Loss)	Gain (Loss)	Amount of	Portion and	Derivatives
	Recognized in	Reclassified from	Gain (Loss)	Amount	(Ineffective Portion
	AOCI on	AOCI into	Reclassified from	Excluded from	and Amount
Derivatives in ASC 815 Cash Flow	Derivatives	Income	AOCI into Income	Effectiveness	Excluded from
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Effectiveness Testing)
Commodity contracts	$1.4	Cost of goods sold	$0.1	Cost of goods sold	$—
Interest rate contracts	(1.9)	Interest expense	(0.4)	Interest expense	—
Foreign exchange contracts	0.1	Net sales	0.1	Net sales	—
Foreign exchange contracts	(3.5)	Cost of goods sold	(2.0)	Cost of goods sold	—
Total	$(3.9)		$(2.2)		$—

Other Changes in Fair Value of Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign currency payments, commodity purchases and interest rate payments, but are not designated as hedging instruments under ASC 815, the gain (loss) associated with the derivative contract is recognized in earnings in the period of change. During the three month periods ended June 28, 2015 and June 29, 2014, the Company recognized the following gains (losses) on these derivative contracts:

	Amount of Gain (Loss)
	Recognized in		Location of Gain (Loss)
Derivatives Not Designated as	Income on Derivatives		Recognized in
Hedging Instruments Under ASC 815	2015	2014	Income on Derivatives
Commodity contracts	$—	$0.1	Cost of goods sold
Foreign exchange contracts	5.0	(0.3)	Other expense, net
Total	$5.0	$(0.2)

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

During the nine month periods ended June 28, 2015 and June 29, 2014, the Company recognized the following gains (losses) on these derivative contracts:

	Amount of Gain (Loss)
	Recognized in		Location of Gain (Loss)
Derivatives Not Designated as	Income on Derivatives		Recognized in
Hedging Instruments Under ASC 815	2015	2014	Income on Derivatives
Foreign exchange contracts	$(2.4)	$0.4	Other expense, net

8    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s net derivative portfolio as of June 28, 2015, contains Level 2 instruments and consists of commodity, interest rate and foreign exchange contracts. The fair values of these instruments as of June 28, 2015 were as follows asset/(liability):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate contracts	$—	$—	$—	$—
Commodity contracts	—	—	—	—
Foreign exchange contracts	—	6.2	—	6.2
Total Assets	$—	$6.2	$—	$6.2
Liabilities:
Interest rate contracts	$—	$(2.2)	$—	$(2.2)
Commodity contracts	—	(1.6)	$—	(1.6)
Foreign exchange contracts	—	(1.0)	—	(1.0)
Total Liabilities	$—	$(4.8)	$—	$(4.8)

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

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows asset/(liability):

	June 28, 2015		September 30, 2014

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Total debt	$(4,393.8)	$(4,522.4)	$(3,006.7)	$(3,077.3)
Interest swap agreements	(2.2)	(2.2)	(1.1)	(1.1)
Commodity swap and option agreements	(1.6)	(1.6)	1.0	1.0
Foreign exchange forward agreements	5.2	5.2	12.7	12.7

9    EMPLOYEE BENEFIT PLANS

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, including the United Kingdom, the Netherlands, Germany, Guatemala, Brazil, Mexico and Taiwan. These pension plans generally provide benefits of stated amounts for each year of service.

The Company’s results of operations for the three and nine month periods ended June 28, 2015 and June 29, 2014 reflect the following pension and deferred compensation benefit costs:

	Three Months Ended		Nine Months Ended
Components of net periodic benefit and deferred compensation benefit cost	2015	2014	2015	2014
Service cost	$0.8	$0.9	$2.4	$2.6
Interest cost	2.4	2.6	7.3	7.8
Expected return on assets	(2.4)	(2.5)	(7.5)	(7.4)
Recognized net actuarial loss	0.3	0.4	1.1	1.1
Net periodic benefit cost	$1.1	$1.4	$3.3	$4.1

The Company funds its U.S. pension plans in accordance with the Internal Revenue Service defined guidelines and, where applicable, in amounts sufficient to satisfy the minimum funding requirements of applicable laws. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries. The Company’s contributions to its pension and deferred compensation plans for the three and nine month periods ended June 28, 2015 and June 29, 2014 were as follows:

	Three Months Ended		Nine Months Ended
Pension and deferred compensation contributions	2015	2014	2015	2014
Contributions made during period	$2.0	$3.7	$7.5	$9.1

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended June 28, 2015 were $2.6 and $8.6, respectively. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended June 29, 2014 were $3.4 and $10.7, respectively.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

10    INCOME TAXES

The Company's effective tax rates for the three and nine month periods ended June 28, 2015 were (104%) and 4%, respectively. The Company’s effective tax rate for both the three and nine month periods ended June 29, 2014 was 21%. The Company's effective tax rates differ from the U.S. federal statutory rate of 35% principally due to (i) income earned outside the U.S. that is subject to statutory rates lower than 35%, (ii) the release of valuation allowance on U.S. net operating loss deferred tax assets offsetting tax expense on both U.S. pretax income and foreign income not permanently reinvested, and (iii) deferred income tax expense related to the change in book versus tax basis of indefinite-lived intangibles, which are amortized for tax purposes but not for book purposes.  Additionally, during the three month period ended June 28, 2015, the Company recognized a $31.4 tax benefit from the reversal of a portion of our U.S. valuation allowance on deferred tax assets in connection with the purchase of AAG.

The Company records the impact of a tax position if it concludes that the position is more likely than not sustainable upon audit, based on the technical merits of the position. At June 28, 2015 and September 30, 2014, the Company had $15.7 and $11.3, respectively, of unrecognized tax benefits related to uncertain tax positions. At June 28, 2015 and September 30, 2014, the Company had approximately $4.1 and $3.5, respectively, of accrued interest and penalties related to the uncertain tax positions. Interest and penalties related to uncertain tax positions are reported as Income tax expense.

As of June 28, 2015, certain of the Company's legal entities in various jurisdictions are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months, some portion of previously unrecognized tax benefits could be recognized.

11    SEGMENT RESULTS

The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances; (ii) Hardware & Home Improvement; (iii) Global Pet Supplies; (iv) Home and Garden; and (v) Global Auto Care, which consists of the recently acquired AAG business.

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

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

Segment information for the three and nine month periods ended June 28, 2015 and June 29, 2014 is as follows:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Net sales to external customers
Consumer batteries	$178.3	$213.3	$600.3	$689.2
Small appliances	161.3	163.9	536.7	533.2
Personal care	119.4	117.6	402.3	412.6
Global Batteries & Appliances	459.0	494.8	1,539.3	1,635.0
Hardware & Home Improvement	313.5	306.9	874.1	852.2
Global Pet Supplies	208.3	152.2	538.8	440.7
Global Auto Care	64.4	—	64.4	—
Home and Garden	202.3	174.6	365.7	322.9
Total segments	$1,247.5	$1,128.5	$3,382.3	$3,250.8

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Segment profit
Global Batteries & Appliances	$42.1	$49.1	$180.4	$190.6
Hardware & Home Improvement	53.7	50.7	129.9	125.5
Global Pet Supplies	28.0	22.9	52.3	56.5
Global Auto Care	12.8	—	12.8	—
Home and Garden	59.3	48.4	90.4	70.2
Total segments	195.9	171.1	465.8	442.8
Corporate expense	23.8	15.5	55.2	43.9
Acquisition and integration related charges	24.2	2.7	44.2	14.5
Restructuring and related charges	10.5	3.7	22.3	16.0
Interest expense	112.9	47.3	206.5	151.7
Other expense, net	1.7	2.8	5.6	4.4
Income from continuing operations before income taxes	$22.8	$99.1	$132.0	$212.3

Segment assets for the Company’s product-focused reporting segments and its Corporate function are as follows:

	June 28, 2015	September 30, 2014
Segment total assets	(Unaudited)
Global Batteries & Appliances	$2,093.7	$2,152.0
Hardware & Home Improvement	1,708.9	1,629.0
Global Pet Supplies	1,156.4	890.4
Global Auto Care	1,658.4	—
Home and Garden	594.8	526.6
Total segment assets	7,212.2	5,198.0
Corporate	261.6	313.3
Total assets at period end	$7,473.8	$5,511.3

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

The following table summarizes restructuring and related charges incurred by segment for the three and nine month periods ended June 28, 2015 and June 29, 2014:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Cost of goods sold:
Global Batteries & Appliances	$—	$—	$0.2	$0.5
Hardware & Home Improvement	—	0.3	—	2.6
Global Pet Supplies	—	0.3	0.2	0.2
Total restructuring and related charges in cost of goods sold	$—	$0.6	$0.4	$3.3
Operating expenses:
Global Batteries & Appliances	$1.0	$2.6	$6.2	$9.3
Hardware & Home Improvement	6.3	0.2	7.8	1.1
Global Pet Supplies	3.1	0.3	7.3	1.6
Home and Garden	0.1	—	0.3	—
Corporate	—	—	0.3	0.7
Total restructuring and related charges in operating expenses	$10.5	$3.1	$21.9	$12.7
Total restructuring and related charges	$10.5	$3.7	$22.3	$16.0

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

The Company recorded $6.3 and $7.7 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2015, respectively, and no pretax restructuring and related charges during the three and nine month periods ended June 29, 2014, related to the HHI Business Rationalization Initiatives.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

Global Expense Rationalization Initiatives Summary

During the third quarter of the fiscal year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs (the “Global Expense Rationalization Initiatives”). These initiatives consist of headcount reductions primarily in the Global Batteries & Appliances segment, the Global Pet Supplies segment, the Home and Garden segment and within Corporate. Costs associated with these initiatives, which are expected to be incurred through September 30, 2018, are currently projected to total approximately $44.0.

The Company recorded $3.9 and $13.9 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2015, respectively, and $2.9 and $11.6 of pretax restructuring and related charges during the three and nine month periods ended June 29, 2014, respectively, related to the Global Expense Rationalization Initiatives.

The following table summarizes the remaining accrual balance associated with the Global Expense Rationalization Initiatives and the activity during the nine month period ended June 28, 2015:

	Termination	Other
	Benefits	Costs	Total
Accrual balance at September 30, 2014	$4.1	$1.4	$5.5
Provisions	4.7	1.9	6.6
Cash expenditures	(5.9)	(1.1)	(7.0)
Non-cash items	(0.3)	—	(0.3)
Accrual balance at June 28, 2015	$2.6	$2.2	$4.8
Expensed as incurred (A)	$2.6	$4.7	$7.3

 ______________________________

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during the nine month period ended June 28, 2015, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Expense Rationalization Initiatives by operating segment:

	Global
	Batteries &	Global Pet
	Appliances	Supplies	Corporate	Total
Restructuring and related charges during the nine month period ended June 28, 2015	$6.6	$7.0	$0.3	$13.9
Restructuring and related charges since initiative inception	$27.7	$8.9	$2.0	$38.6
Total future restructuring and related charges expected	$1.7	$3.3	$0.1	$5.1

The Company recorded $0.1 and $0.2 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2015, respectively, and $0.6 and $3.7 of pretax restructuring and related charges during the three and nine month periods ended June 29, 2014,  respectively, related to initiatives implemented by the HHI Business prior to the Company's acquisition on December 17, 2012.

In connection with other restructuring efforts, the Company recorded $0.2 and $0.5 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2015, respectively, and $0.2 and $0.7 of pretax restructuring and related charges during the three and nine month periods ended June 29, 2014, respectively.

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

European IAMS and Eukanuba

On December 31, 2014, the Company completed the acquisition of European IAMS and Eukanuba, leading premium brands for dogs and cats.  The preliminary value of the consideration given in this acquisition, net of working capital adjustments, was $115.7 and is not significant individually.

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

The preliminary fair values recorded for the assets acquired and liabilities assumed for European IAMS and Eukanuba are as follows:

Inventories	$15.1
Prepaid expense	1.3
Other current assets	2.6
Property, plant and equipment, net	58.3
Intangible assets	40.5
Total assets acquired	$117.8
Total liabilities assumed	5.6
Total identifiable net assets less goodwill	112.2
Goodwill	3.5
Total identifiable net assets	$115.7

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

Preliminary Valuation Adjustments

The Company performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade names and customer relationships at December 31, 2014. A summary of the significant inputs to the valuation is as follows:

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

•

The Company valued technology using the income approach, specifically the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected life of these technologies was equal to the remaining life of the underlying patents which was 8 years. The technology assets were valued at $3.6 under this approach.

•

The Company valued indefinite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of European IAMS and Eukanuba, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. Trade names were valued at $26.7 under this approach.

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

Salix

On January 16, 2015, the Company completed the acquisition of Salix, the world’s leading and largest vertically integrated producer and distributor of premium, natural rawhide dog chews, treats and snacks.  The preliminary value of the consideration given in this acquisition, net of working capital adjustments, was $148.3 and is not significant individually.

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

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The preliminary fair values recorded for the assets acquired and liabilities assumed for Salix are as follows:

Cash	$0.5
Accounts receivable	9.9
Inventories	17.0
Prepaid expense	2.4
Property, plant and equipment, net	1.2
Intangible assets	58.5
Total assets acquired	$89.5
Total liabilities assumed	11.3
Total identifiable net assets less goodwill	78.2
Goodwill	70.1
Total identifiable net assets	$148.3

Preliminary Valuation Adjustments

The Company performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade names, customer relationships and non-compete agreement at January 16, 2015. A summary of the significant inputs to the valuation is as follows:

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

•

The Company valued technology using the income approach, specifically the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected life of these technologies was equal to the remaining life of the underlying patents which was 17 years. The technology assets were valued at $2.1 under this approach.

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

•

The Company valued definite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Salix, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. Trade names were valued at $1.0 under this approach and will be amortized over 13 years.

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

current customers were used, which were estimated using annual expected growth rates of 0.0% to 12.1%. The Company assumed a customer retention rate of approximately 92.5%, which was supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 12% - 13%. The customer relationships were valued at $34.0 under this approach and will be amortized over 13 years.

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

Armored AutoGroup

On May 21, 2015, the Company completed the acquisition of AAG, a consumer products company consisting primarily of Armor All and STP products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the AC/PRO brand of do-it-yourself automotive air conditioner recharge products.

The following table summarizes the preliminary consideration paid for AAG:

Negotiated purchase price	$1,400.0
Preliminary working capital and other adjustments	71.4
Indebtedness acquired	(540.0)
Preliminary purchase price, net of indebtedness acquired	$931.4

The results of AAG's operations since May 21, 2015 are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) and are reported as a stand alone segment under Global Auto Care.

Preliminary Valuation of Assets and Liabilities

The assets acquired and liabilities assumed in the AAG acquisition have been measured at their fair values at May 21, 2015 as set forth below. The excess of the purchase price over the fair values of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce including an experienced research team. The preliminary fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of acquisition accounting that are not yet finalized relate to amounts for intangible assets, contingent liabilities, residual goodwill and income taxes.

The Company has evaluated and continues to evaluate pre-acquisition contingencies relating to the AAG acquisition that existed as of the acquisition date. Based on the evaluation to date, the Company has preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, the Company has preliminarily recorded its best estimates for these contingencies as part of the preliminary valuation of the assets acquired and liabilities assumed in the acquisition of AAG. The Company continues to gather information relating to all pre-acquisition contingencies that it has assumed from the acquisition of AAG. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period any adjustments to pre-acquisition contingency amounts will be reflected in the Company's results of operations.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The preliminary fair values recorded for the assets acquired and liabilities assumed for AAG are as follows:

Cash	$30.9
Accounts receivable	156.1
Inventories	84.5
Prepaid expense	3.2
Other current assets	6.4
Property, plant and equipment, net	42.2
Intangible assets	429.0
Other non-current assets	16.4
Total assets acquired	$768.7
Total liabilities assumed	803.0
Total identifiable net assets less goodwill	(34.3)
Goodwill	965.7
Total identifiable net assets	$931.4

Preliminary Valuation Adjustments

The Company performed a preliminary valuation of the acquired inventories, property, plant and equipment, trade names, customer relationships, licensing agreements and proprietary technology at May 21, 2015. A summary of the significant inputs to the valuation is as follows:

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

•

The Company valued indefinite-lived trade names using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names. Trade names were valued at $299.0 under this approach.

•

The Company valued technology using the income approach, specifically the relief from royalty method.  Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected life of these technologies was equal to the remaining life of the underlying patents which were 8 to 10 years. The technology assets were valued at $45.0 under this approach.

•

The Company valued licensing agreements using the income approach. Under this method, the asset value was determined by estimating the revenue stream over the implied life of the agreements, which have an average life of 8 to 10 years. Licensing agreements were valued at $19.0 under this approach.

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after- tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which were estimated using annual expected growth rates of 2.0% to 12.1%.

SB/RH HOLDINGS, LLC

Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

(Amounts in millions of dollars or as otherwise specified)

The Company assumed a customer retention rate of approximately 95.0%, which was supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 9.5%. The customer relationships were valued at $66.0 under this approach and will be amortized over 15 years.

Supplemental Pro Formal Information (Unaudited)

The following reflects the Company’s pro forma results had the results of AAG been included for all periods presented.

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Net sales:
Reported Net sales	$1,247.5	$1,128.5	$3,382.3	$3,250.8
AAG adjustment	88.1	157.1	275.9	307.8
Pro forma Net sales	$1,335.6	$1,285.6	$3,658.2	$3,558.6

Net income:
Reported Net income	$46.6	$78.6	$127.2	$168.5
AAG adjustment (A)	4.4	4.9	(7.4)	(3.0)
Pro forma Net income	$51.0	$83.5	$119.8	$165.5

(A)

The AAG adjustment for the three and nine month periods ended June 28, 2015 excludes non-recurring debt extinguishment expense of $35.7 related to the retirement of the AAG debt in connection with the AAG acquisition, and acquisition related costs incurred by AAG prior to May 21, 2015 of $25.2.  The nine month period ended June 28, 2015 also excludes a non-recurring tradename impairment of $7.0.

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

15    CONSOLIDATING FINANCIAL STATEMENTS

Spectrum Brands Inc. has issued the 6.375% Notes and the 6.625% Notes under and indenture dated November 16, 2012 (the “2020/22 Indenture”), the 6.125% Notes under the 2024 Indenture and the 5.75% Notes under the 2025 Indenture (collectively, the “Indentures”).  Spectrum Brands, Inc.’s obligations under the Indentures are fully and unconditionally guaranteed on a joint and several basis by the Parent and Spectrum Brands, Inc.’s existing and future domestic subsidiaries (“Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned either directly or indirectly by Spectrum Brands, Inc. and jointly and severally guarantee Spectrum Brands, Inc.’s obligations under the Indentures. Spectrum Brands, Inc.’s subsidiaries organized outside the U.S. (“Nonguarantor Subsidiaries”) do not guarantee the Indentures. There are no significant restrictions on the ability of Spectrum Brands, Inc. or any Guarantor Subsidiaries to obtain funds from its subsidiaries by dividend or loan or any other matters. See Note 6, “Debt,” for further information on the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture, the 6.125% Notes under the 2024 Indenture and the 5.75% Notes under the 2025 Indenture.

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

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

June 28, 2015

(Unaudited)

(Amounts in millions)

	Spectrum Brands Inc.
	without consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$2.5	$17.0	$87.7	$—	$107.2
Receivables:
Trade accounts receivables, net of allowances	178.6	188.2	253.0	—	619.8
Intercompany receivables	296.9	(50.3)	542.5	(787.4)	1.7
Other	13.7	12.5	75.4	—	101.6
Inventories	442.8	136.7	336.8	(12.6)	903.7
Deferred income taxes	16.9	6.2	9.6	2.2	34.9
Prepaid expenses and other	38.8	6.0	36.7	(0.8)	80.7
Total current assets	990.2	316.3	1,341.7	(798.6)	1,849.6
Property, plant and equipment, net	228.3	62.0	209.8	—	500.1
Long-term intercompany receivables	126.1	336.3	76.1	(538.5)	—
Deferred charges and other	19.5	1.4	17.6	—	38.5
Goodwill	901.5	1,069.6	516.9	—	2,488.0
Intangible assets, net	1,408.2	684.7	435.2	—	2,528.1
Debt issuance costs	69.5	—	—	—	69.5
Investments in subsidiaries	3,650.4	1,878.9	450.9	(5,980.2)	—
Total assets	$7,393.7	$4,349.2	$3,048.2	$(7,317.3)	$7,473.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$65.7	$—	$33.8	$—	$99.5
Accounts payable	193.0	64.9	195.7	—	453.6
Intercompany accounts payable	416.4	246.9	66.0	(729.3)	—
Accrued liabilities:
Wages and benefits	30.0	10.2	40.5	—	80.7
Income taxes payable	(0.7)	(2.6)	18.8	—	15.5
Accrued interest	17.2	—	0.2	—	17.4
Other	69.5	32.7	84.1	—	186.3
Total current liabilities	791.1	352.1	439.1	(729.3)	853.0
Long-term debt, net of current maturities	4,270.5	—	23.8	—	4,294.3
Long-term intercompany debt	14.8	51.5	531.4	(597.7)	—
Employee benefit obligations, net of current portion	12.2	0.7	61.6	—	74.5
Deferred income taxes	210.2	285.9	103.0	—	599.1
Other	8.1	8.8	10.5	—	27.4
Total liabilities	5,306.9	699.0	1,169.4	(1,327.0)	5,848.3
Shareholders’ equity:
Other equity	2,428.6	1,615.2	823.7	(2,900.2)	1,967.3
Retained earnings (accumulated deficit)	(254.0)	2,102.7	1,118.7	(3,221.4)	(254.0)
Accumulated other comprehensive income (loss)	(137.5)	(123.4)	(119.3)	242.7	(137.5)
Total shareholders’ equity	2,037.1	3,594.5	1,823.1	(5,878.9)	1,575.8
Non-controlling interest	49.7	55.7	55.7	(111.4)	49.7
Total equity	2,086.8	3,650.2	1,878.8	(5,990.3)	1,625.5
Total liabilities and shareholders’ equity	$7,393.7	$4,349.2	$3,048.2	$(7,317.3)	$7,473.8

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

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended June 28, 2015

(Unaudited)

(Amounts in millions)

	Spectrum Brands Inc.
	without consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$577.7	$324.1	$605.0	$(259.3)	$1,247.5
Cost of goods sold	397.5	202.8	445.3	(256.1)	789.5
Restructuring and related charges	—	—	—	—	—
Gross profit	180.2	121.3	159.7	(3.2)	458.0
Operating expenses:
Selling	69.8	32.1	83.2	(0.3)	184.8
General and administrative	54.2	15.4	18.6	—	88.2
Research and development	8.3	1.0	3.6	—	12.9
Acquisition and integration related charges	21.9	0.4	1.9	—	24.2
Restructuring and related charges	22.7	0.2	(12.4)	—	10.5
Total operating expense	176.9	49.1	94.9	(0.3)	320.6
Operating income (loss)	3.3	72.2	64.8	(2.9)	137.4
Interest expense	99.4	2.7	10.8	—	112.9
Other (income) expense, net	(89.6)	(42.7)	1.0	133.0	1.7
Income from operations before income taxes	(6.5)	112.2	53.0	(135.9)	22.8
Income tax expense (benefit)	(53.1)	22.2	7.1	—	(23.8)
Net income (loss)	46.6	90.0	45.9	(135.9)	46.6
Less: Net income (loss) attributable to non-controlling interest	—	0.1	0.1	(0.2)	—
Net income (loss) attributable to controlling interest	$46.6	$89.9	$45.8	$(135.7)	$46.6

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Income

Three Month Period Ended June 28, 2015

(Unaudited)

(Amounts in millions)

	Spectrum Brands Inc.
	without consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$46.6	$90.0	$45.9	$(135.9)	$46.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	9.5	9.5	9.5	(19.0)	9.5
Unrealized gain (loss) on derivative instruments	(12.0)	(11.5)	(11.5)	23.0	(12.0)
Defined benefit pension gain (loss)	(0.6)	(0.6)	(0.6)	1.2	(0.6)
Other comprehensive income (loss)	(3.1)	(2.6)	(2.6)	5.2	(3.1)
Comprehensive income	43.5	87.4	43.3	(130.7)	43.5
Less: Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—	—
Comprehensive income (loss) attributable to controlling interest	$43.5	$87.4	$43.3	$(130.7)	$43.5

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended June 29, 2014

(Unaudited)

(Amounts in millions)

	Spectrum Brands Inc.
	without consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$139.2	$609.0	$564.9	$(184.6)	$1,128.5
Cost of goods sold	99.3	394.9	401.2	(184.5)	710.9
Restructuring and related charges	—	0.3	0.3	—	0.6
Gross profit	39.9	213.8	163.4	(0.1)	417.0
Operating expenses:
Selling	17.9	71.4	82.7	(0.2)	171.8
General and administrative	10.6	45.3	22.1	—	78.0
Research and development	6.0	2.8	3.4	—	12.2
Acquisition and integration related charges	1.0	3.2	(1.5)	—	2.7
Restructuring and related charges	1.1	0.4	1.6	—	3.1
Total operating expense	36.6	123.1	108.3	(0.2)	267.8
Operating income	3.3	90.7	55.1	0.1	149.2
Interest expense	39.2	—	8.1	—	47.3
Other (income) expense, net	(62.4)	(35.7)	1.8	99.1	2.8
Income (loss) from operations before income taxes	26.5	126.4	45.2	(99.0)	99.1
Income tax expense (benefit)	(52.1)	64.1	8.3	0.2	20.5
Net income (loss)	78.6	62.3	36.9	(99.2)	78.6
Less: Net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to controlling interest	$78.6	$62.3	$36.9	$(99.2)	$78.6

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Income

Three Month Period Ended June 29, 2014

(Unaudited)

(Amounts in millions)

	Spectrum Brands Inc.
	without consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$78.6	$62.3	$36.9	$(99.2)	$78.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	8.4	8.4	8.4	(16.8)	8.4
Unrealized gain (loss) on derivative instruments	(1.4)	(0.5)	(0.8)	1.3	(1.4)
Defined benefit pension gain (loss)	0.4	0.4	0.4	(0.8)	0.4
Other comprehensive income (loss)	7.4	8.3	8.0	(16.3)	7.4
Comprehensive income (loss)	86.0	70.6	44.9	(115.5)	86.0
Less: Comprehensive income (loss) attributable to non-controlling interest	—	—	—	—	—
Comprehensive income (loss) attributable to controlling interest	$86.0	$70.6	$44.9	$(115.5)	$86.0

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Nine Month Period Ended June 28, 2015

(Unaudited)

(Amounts in millions)

	Spectrum Brands Inc.
	without consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1,672.6	$529.7	$1,875.5	$(695.5)	$3,382.3
Cost of goods sold	1,163.9	328.9	1,375.2	(689.0)	2,179.0
Restructuring and related charges	—	—	0.4	—	0.4
Gross profit	508.7	200.8	499.9	(6.5)	1,202.9
Operating expenses:
Selling	206.3	63.8	248.2	(0.6)	517.7
General and administrative	156.0	30.8	51.3	—	238.1
Research and development	24.3	2.0	10.6	—	36.9
Acquisition and integration related charges	33.9	3.0	7.3	—	44.2
Restructuring and related charges	30.7	0.3	(9.1)	—	21.9
Total operating expense	451.2	99.9	308.3	(0.6)	858.8
Operating income (loss)	57.5	100.9	191.6	(5.9)	344.1
Interest expense	180.8	1.1	24.6	—	206.5
Other (income) expense, net	(175.6)	(114.0)	4.0	291.2	5.6
Income from operations before income taxes	52.3	213.8	163.0	(297.1)	132.0
Income tax expense (benefit)	(74.9)	44.3	36.2	(0.8)	4.8
Net income (loss)	127.2	169.5	126.8	(296.3)	127.2
Less: Net income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Net income (loss) attributable to controlling interest	$127.0	$169.3	$126.6	$(295.9)	$127.0

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Income

Nine Month Period Ended June 28, 2015

(Unaudited)

(Amounts in millions)

	Spectrum Brands Inc.
	without consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$127.2	$169.5	$126.8	$(296.3)	$127.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(68.6)	(69.2)	(69.2)	138.4	(68.6)
Unrealized gain (loss) on derivative instruments	(8.6)	(5.8)	(5.8)	11.6	(8.6)
Defined benefit pension gain (loss)	2.8	2.8	2.8	(5.6)	2.8
Other comprehensive income (loss)	(74.4)	(72.2)	(72.2)	144.4	(74.4)
Comprehensive income	52.8	97.3	54.6	(151.9)	52.8
Less: Comprehensive income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Comprehensive income (loss) attributable to controlling interest	$52.6	$97.1	$54.4	$(151.5)	$52.6

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Nine Month Period Ended June 29, 2014

(Unaudited)

(Amounts in millions)

	Spectrum Brands Inc.
	without consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$455.0	$1,560.0	$1,827.0	$(591.2)	$3,250.8
Cost of goods sold	324.4	1,044.5	1,310.5	(589.8)	2,089.6
Restructuring and related charges	—	2.5	0.8	—	3.3
Gross profit	130.6	513.0	515.7	(1.4)	1,157.9
Operating expenses:
Selling	55.9	197.3	249.1	(0.5)	501.8
General and administrative	34.9	123.4	67.0	—	225.3
Research and development	16.1	9.2	9.9	—	35.2
Acquisition and integration related charges	7.4	7.1	—	—	14.5
Restructuring and related charges	6.9	2.8	3.0	—	12.7
Total operating expense	121.2	339.8	329.0	(0.5)	789.5
Operating income	9.4	173.2	186.7	(0.9)	368.4
Interest expense	131.0	0.2	20.5	—	151.7
Other (income) expense, net	(152.4)	(128.8)	2.5	283.1	4.4
Income (loss) from operations before income taxes	30.8	301.8	163.7	(284.0)	212.3
Income tax expense (benefit)	(137.6)	148.0	33.4	—	43.8
Net income (loss)	168.4	153.8	130.3	(284.0)	168.5
Less: Net income (loss) attributable to non-controlling interest	0.2	0.2	0.2	(0.4)	0.2
Net income (loss) attributable to controlling interest	$168.2	$153.6	$130.1	$(283.6)	$168.3

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Comprehensive Income

Nine Month Period Ended June 29, 2014

(Unaudited)

(Amounts in millions)

	Spectrum Brands Inc.
	without consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net income	$168.4	$153.8	$130.3	$(284.0)	$168.5
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	5.6	5.6	6.0	(11.6)	5.6
Unrealized gain (loss) on derivative instruments	(1.6)	(0.9)	(0.8)	1.7	(1.6)
Defined benefit pension gain (loss)	0.5	0.5	0.5	(1.0)	0.5
Other comprehensive income (loss)	4.5	5.2	5.7	(10.9)	4.5
Comprehensive income (loss)	172.9	159.0	136.0	(294.9)	173.0
Less: Comprehensive income (loss) attributable to non-controlling interest	0.4	0.1	0.1	(0.2)	0.4
Comprehensive income (loss) attributable to controlling interest	$172.5	$158.9	$135.9	$(294.7)	$172.6

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine Month Period Ended June 28, 2015

(Unaudited)

(Amounts in millions)

	Spectrum Brands Inc.
	without consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$(544.1)	$(355.9)	$(1,358.3)	$2,094.7	$(163.6)
Cash flows from investing activities:
Purchases of property, plant and equipment	(25.0)	(7.3)	(17.2)	—	(49.5)
Acquisition of Tell Manufacturing, net of cash acquired	(29.2)	—	—	—	(29.2)
Acquisition of European IAMS and Eukanuba, net of cash acquired	—	—	(115.7)	—	(115.7)
Acquisition of Salix Animal Health, net of cash acquired	(147.8)	—	—	—	(147.8)
Acquisition of Armored AutoGroup, net of cash acquired	(900.5)	—	—	—	(900.5)
Proceeds from sales of property, plant and equipment	0.1	—	1.2	—	1.3
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used by investing activities	(1,102.4)	(7.3)	(132.6)	—	(1,242.3)
Cash flows from financing activities:
Proceeds from issuance of Term Loan, net of discount	1,444.9	—	—	—	1,444.9
Proceeds from issuance of 6.125% Notes	250.0	—	—	—	250.0
Proceeds from issuance of 5.75% Notes	1,000.0	—	—	—	1,000.0
Proceeds from Euro Term Loan	340.2	—	—	—	340.2
Proceeds from CAD Term Loan	60.9	—	—	—	60.9
Payment of debt instruments, excluding ABL revolving credit facility	(1,989.8)	—	(292.1)	—	(2,281.9)
Debt issuance costs	(37.3)	—	—	—	(37.3)
Other debt financing, net	33.5	—	—	—	33.5
Revolving credit facility, net	47.5	—	—	—	47.5
Cash dividends paid to parent	(51.0)	—	—	—	(51.0)
Share based tax withholding payments, net of proceeds upon vesting	(1.9)	—	—	—	(1.9)
Capital contribution from Parent	528.3	—	—	—	528.3
Proceeds from (advances related to) intercompany transactions	18.9	369.0	1,706.8	(2,094.7)	—
Net cash provided (used) by financing activities	1,644.2	369.0	1,414.7	(2,094.7)	1,333.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(13.0)	—	(13.0)
Net increase (decrease) in cash and cash equivalents	(2.3)	5.8	(89.2)	—	(85.7)
Cash and cash equivalents, beginning of period	4.8	11.2	176.9	—	192.9
Cash and cash equivalents, end of period	$2.5	$17.0	$87.7	$—	$107.2

SB/RH HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine Month Period Ended June 29, 2014

(Unaudited)

(Amounts in millions)

	Spectrum Brands Inc.
	without consolidated	Guarantor	Nonguarantor		Consolidated
	entities	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided (used) by operating activities	$317.1	$(300.9)	$(61.4)	$(4.0)	$(49.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17.0)	(18.6)	(15.3)	—	(50.9)
Acquisition of Liquid Fence	—	(25.3)	—	—	(25.3)
Proceeds from sales of property, plant and equipment	—	0.1	9.0	—	9.1
Other investing activities	—	(0.2)	—	—	(0.2)
Net cash used by investing activities	(17.0)	(44.0)	(6.3)	—	(67.3)
Cash flows from financing activities:
Proceeds from issuance of Term Loan	214.9	—	308.8	—	523.7
Payment of senior credit facilities, excluding ABL revolving credit facility	(567.5)	—	—	—	(567.5)
Debt issuance costs	(0.5)	—	(5.0)	—	(5.5)
Other debt financing, net	—	—	9.5	—	9.5
ABL revolving credit facility, net	110.0	—	—	—	110.0
Cash dividends paid to parent	(42.0)	—	—	—	(42.0)
Share based tax withholding payments, net of proceeds upon vesting	(17.7)	(6.4)	(2.4)	—	(26.5)
Proceeds from (advances related to) intercompany transactions	1.2	347.6	(352.8)	4.0	—
Net cash provided (used) by financing activities	(301.6)	341.2	(41.9)	4.0	1.7
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	(1.5)	(3.7)	(109.6)	—	(114.8)
Cash and cash equivalents, beginning of period	3.8	5.4	189.0	—	198.2
Cash and cash equivalents, end of period	$2.3	$1.7	$79.4	$—	$83.4

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

SB/RH Holdings, LLC., a Delaware limited liability company (“SB/RH”, or the “Company”), is a diversified global branded consumer products company. SB/RH Holdings, LLC, is a wholly owned subsidiary of Spectrum Brands Holdings, Inc. ("SB Holdings"). SB Holdings' common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.”

Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to SB/RH and its subsidiaries.

Business Overview

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Our operations also include the manufacturing and marketing of specialty pet supplies, and of herbicides, insecticides and insect repellents in North America.   We also design, market and distribute a broad range of branded small appliances and personal care products. We also design, manufacture, market, distribute and sell certain hardware, home improvement and plumbing products, and are a leading United States (“U.S.”) provider of residential locksets and builders' hardware and a leading provider of faucets. Our manufacturing and product development facilities are located in the U.S., Europe, Latin America and Asia. Substantially all of our rechargeable batteries, chargers and portable lighting products, shaving and grooming products, small household appliances and personal care products are manufactured by third-party suppliers, primarily located in Asia.

On May 21, 2015, we acquired Armored AutoGroup Parent, Inc. (“AAG”). AAG is a consumer products company consisting primarily of Armor All and STP products, two of the most recognizable brands in the automotive aftermarket appearance products and performance chemicals categories, respectively, and the AC/PRO brand of do-it-yourself automotive air conditioner recharge products. For information pertaining to the AAG acquisition, see Note 13, “Acquisitions” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

We sell our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Dingo, Nature's Miracle, IAMS, Eukanuba, Healthy-Hide, Digest-eeze, Spectracide, Cutter, Hot Shot, Black & Decker, George Foreman, Russell Hobbs, Farberware, Black Flag, FURminator, Kwikset, Weiser, Baldwin, National Hardware, Stanley, Pfister and the previously mentioned AAG brands.  We also have patented technologies such as Smartkey, a rekeyable lockset technology, and Smart Code Home Connect.

Our diversified global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies, auto care and home and garden controls.

Our chief operating decision-maker manages the businesses in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, personal care and small appliances primarily in the kitchen and home product categories (“Global Batteries & Appliances”); (ii) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, home improvement and plumbing business (“Hardware & Home Improvement”); (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); (iv) Home and Garden, which consists of the Company’s home and garden and insect control business (“Home and Garden”) and; (v) Global Auto Care, which consists of the Company’s automotive aftermarket appearance products, performance chemicals/additives and do-it-yourself automotive air conditioner recharge (“Global Auto Care”).  Management reviews our performance based on these segments. For information pertaining to our business segments, see Note 11, “Segment Results” of Notes to Condensed Consolidated Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q.

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

Results of Operations

Fiscal Quarter and Fiscal Nine Months Ended June 28, 2015 Compared to Fiscal Quarter and Fiscal Nine Months Ended June 29, 2014

In this Quarterly Report on Form 10-Q we refer to the three month period ended June 28, 2015 as the “Fiscal 2015 Quarter,” the nine month period ended June 28, 2015 as the “Fiscal 2015 Nine Months,” the three month period ended June 29, 2014 as the “Fiscal 2014 Quarter,” and the nine month period ended June 29, 2014 as the “Fiscal 2014 Nine Months.”

Net Sales. Net sales for the Fiscal 2015 Quarter increased $119.0 million to $1,247.5 million from $1,128.5 million in the Fiscal 2014 Quarter, an 11% increase. The following table details the principal components of the change in net sales from the Fiscal 2014 Quarter to the Fiscal 2015 Quarter (in millions):

Net Sales
Fiscal 2014 Quarter Net Sales	$1,128.5
Addition of global auto care	64.4
Increase in global pet supplies	64.4
Increase in home and garden	27.7
Increase in personal care	15.3
Increase in hardware and home improvement	11.5
Increase in small appliances	10.5
Decrease in consumer batteries	(11.2)
Foreign currency impact, net	(63.6)
Fiscal 2015 Quarter Net Sales	$1,247.5

Net sales for the Fiscal Nine Months increased $131.5 million to $3,382.3 million from $3,250.8 million in the Fiscal 2014 Nine Months, a 4% increase. The following table details the principal components of the change in net sales from the Fiscal 2014 Nine Months to the Fiscal 2015 Nine Months (in millions):

Net Sales
Fiscal 2014 Nine Months Net Sales	$3,250.8
Addition of global auto care	64.4
Increase in global pet supplies	117.0
Increase in home and garden	42.8
Increase in small appliances	35.1
Increase in hardware and home improvement	34.6
Increase in personal care	25.2
Decrease in consumer batteries	(31.5)
Foreign currency impact, net	(156.1)
Fiscal 2015 Nine Months Net Sales	$3,382.3

Consolidated net sales by product line for the Fiscal 2015 Quarter, the Fiscal 2014 Quarter, the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months

	2015	2014	2015	2014
Product line net sales by segment
Global batteries and appliances
Consumer batteries	$178.3	$213.3	$600.3	$689.2
Small appliances	161.3	163.9	536.7	533.2
Personal care	119.4	117.6	402.3	412.6
Total Global batteries and appliances	$459.0	$494.8	$1,539.3	$1,635.0
Hardware and home improvement	313.5	306.9	874.1	852.2
Global pet supplies	208.3	152.2	538.8	440.7
Global auto care	64.4	—	64.4	—
Home and garden	202.3	174.6	365.7	322.9
Total net sales to external customers	$1,247.5	$1,128.5	$3,382.3	$3,250.8

Global consumer battery sales decreased $35.0 million, or 16%, during the Fiscal 2015 Quarter versus the Fiscal 2014 Quarter. Excluding the impact of negative foreign exchange of $23.8 million, global consumer battery sales decreased $11.2 million. The constant currency decrease in global consumer battery sales was primarily attributable to a decrease in North American sales of $20.6 million, which was partially offset by an increase in European and Asia Pacific (“EURAPAC”) consumer battery sales of $9.8 million. The North American battery decrease was due to the following: (i) $13.5 million in alkaline batteries; (ii) $4.1 million in specialty batteries; and (iii) $3.0 million in lights. The decrease in North American alkaline battery sales was primarily attributable to continued competitor discounting coupled with a retail customer bankruptcy. The decrease in North American specialty batteries and lights was primarily attributable to distribution loss to a competitor at a major retailer. On a constant currency basis, the EURAPAC sales increase was primarily due to gains of $6.3 million and $2.3 million in alkaline and specialty batteries, respectively. The increase in EURAPAC alkaline battery sales was driven by customer gains and increased volume at existing retailers. The increase in EURAPAC specialty batteries was attributed to customer gains and higher sales volume of hearing aid batteries.  EURAPAC light sales also increased $1.2 million on a constant currency basis as a result of increased promotional activity and customer gains. Global consumer battery sales decreased $88.9 million, or 13%, during the Fiscal 2015 Nine Months compared to the Fiscal 2014 Nine Months. Excluding the impact of negative foreign exchange of $57.4 million, global consumer battery sales decreased $31.5 million. The constant currency decrease in global consumer battery sales was primarily attributable to the factors discussed above for the Fiscal 2015 Quarter across all geographic regions.

Small appliance sales decreased $2.6 million, or 2%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter, which included $13.1 million of negative foreign exchange impact.  Excluding foreign exchange, EURAPAC and North American sales increased $6.2 million, and $5.0 million, respectively, which were slightly tempered by modest declines in Latin America of $0.7 million. The EURAPAC sales increase was attributable to promotions at current customers coupled with customer gains, which were partially offset by exits of unprofitable product categories. The North American sales increase was attributed to the continued success of new product launches. Small appliance sales increased $3.5 million, or 1%, during the Fiscal 2015 Nine Months versus the Fiscal 2014 Nine Months, which included a negative foreign currency exchange impact of $31.6 million. Excluding foreign exchange, EURAPAC and North American sales increased $21.3 million and $12.7 million, respectively, based on factors discussed above for the Fiscal 2015 Quarter.  Latin American sales increased $1.1 million compared to the Fiscal 2014 Nine Months resulting from new product introductions and volume gains in certain product lines.

Personal care sales increased $1.8 million, or 2%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter, which included $13.5 million of negative foreign exchange impact. Excluding foreign exchange, North American, EURAPAC, and Latin American sales increased $7.0 million, $6.3 million and $2.0 million, respectively.  The North American sales increase was primarily a result of product display location changes at a major customer and promotional activity.  The increase is also attributed to the growth in the ecommerce channel.  The Latin American sales increase was primarily attributable to growth in Mexico and customer gains throughout the region. The EURAPAC sales increase was due to a combination of sales attributed to new products and continued expansion into Eastern European markets. Personal care sales decreased $10.3 million, or 2%, during the Fiscal 2015 Nine Months compared to the Fiscal 2014 Nine Months. Excluding the negative foreign currency exchange impact of $35.5 million, personal care sales increased $25.2 million in the Fiscal 2015 Nine Months. Excluding foreign exchange, EURAPAC, North American, and Latin American sales increased $13.3 million, $6.6 million, and $5.3 million, respectively. The constant currency increases were due to factors discussed above for the Fiscal 2015 Quarter.

Hardware and home improvement sales increased $6.6 million, or 2%, during the Fiscal 2015 Quarter, which included negative foreign exchange impact of $4.9 million. On a constant currency basis, sales increased domestically due to gains at existing customers in security and plumbing of $6.5 million coupled with the Tell acquisition contributing $9.9 million during the Fiscal 2015 Quarter. The increase was partially offset by a $1.2 million decrease in Mexico driven by lower volume and the exit of low margin categories.  The gains were also offset by $4.1 million resulting from exits of unprofitable categories in Canada and China, and $2.7 million resulting from the expiration of a customer tolling arrangement.  Hardware and home improvement sales increased $21.9 million, or 3%, during the Fiscal 2015 Nine Months compared to the Fiscal 2014 Nine Months, which included negative foreign exchange impacts of $12.7 million. The change in net sales was primarily attributed to the Tell acquisition which contributed $29.0 million during the Fiscal 2015 Nine Months, in addition to gains in other  domestic security and plumbing sales of $19.4 million, offset by decreases in Mexico, Canada, and China of $3.4 million, $3.2 million, and $5.5 million, respectively, for the reasons noted above.

Global pet supplies sales increased $56.1 million, or 37%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter, which included negative foreign exchange impact of $8.3 million. On a constant currency basis and including acquisitions, companion animal sales increased $66.2 million while aquatic sales decreased $1.8 million. The constant currency sales increase in companion animal was primarily driven by the acquisitions of Proctor & Gamble’s European pet food business (“European IAMS and Eukanuba”) and Salix Animal Health LLC (“Salix”), which accounted for $66.2 million of sales during the Fiscal 2015 Quarter. The aquatics sales decline was primarily due to a reduction in promotional activity related to low margin products. Global pet supplies sales increased $98.1 million, or 22%, during the Fiscal 2015 Nine Months versus the Fiscal 2014 Nine Months, which included a negative foreign exchange impact of $18.9 million. On a constant currency basis and including acquisitions, companion animal sales increased $127.3 million while aquatic sales decreased $10.3 million, primarily due to the factors discussed above.

Home and garden sales increased $27.7 million, or 16%, during the Fiscal 2015 Quarter compared to the Fiscal 2014 Quarter.  The sales gain was attributable to increases in repellent product sales, lawn and garden control product sales and household insect control sales of $10.6 million, $8.6 million and $8.5 million, respectively. The sales increase in all three product categories was a result of distribution gains and strong point of sale activity driving replenishment orders at existing customers.  The increase was also attributed to the timing of the peak season.  Home and garden sales increased $42.8 million, or 13%, during the Fiscal 2015 Nine Months compared to the Fiscal 2014 Nine Months, primarily attributable to the factors discussed above coupled with the full period impact of the acquisition of The Liquid Fence Company (“Liquid Fence”), which occurred during the second quarter of our fiscal year ended September 30, 2014 (“Fiscal 2014”).

Global auto care, which consists of the AAG business that was acquired on May 21, 2015, accounted for $64.4 million of sales for both the Fiscal 2015 Quarter and Fiscal 2015 Nine Months.

Gross Profit. Gross profit and gross profit margin for the Fiscal 2015 Quarter was $458.0 million and 36.7%, respectively, versus $417.0 million and 37.0%, respectively, for the Fiscal 2014 Quarter. Gross profit was up primarily due to the previously discussed acquisitions during Fiscal 2015, which contributed $54.6 million in gross profit in the Fiscal 2015 Quarter.  The slight decrease in gross margin as a percentage of sales is attributable to a $4.7 million one-time non-cash increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisition of AAG.

Gross profit for the Fiscal 2015 Nine Months was $1,202.9 million versus $1,157.9 million for the Fiscal 2014 Nine Months. Our gross profit margin for both the Fiscal 2015 Nine Months and the Fiscal 2014 Nine Months was flat at 35.6%.  Acquisition activity during the Fiscal 2015 Nine Months resulted in a $7.7 million one-time non-cash increase to cost of goods sold due to the sale of inventory which was revalued in connection with the acquisitions of AAG, Salix and European IAMS and Eukanuba.  Furthermore, foreign currency exchange negatively impacted gross profit margin by 10 basis points during the Fiscal 2015 Nine Months.

Operating Expenses. Operating expenses for the Fiscal 2015 Quarter totaled $320.6 million compared to $267.8 million for the Fiscal 2014 Quarter.  Activity from AAG accounted for a $17.6 million increase in operating expenses.  Also contributing to this increase in operating expenses was a $21.5 million increase in Acquisition and related charges, a $7.4 million increase in Restructuring and related charges and a $6.0 million increase in stock based compensation expense. The $21.5 million increase in Acquisition and integration related charges was primarily attributable to costs related to the continued integration of European IAMS and Eukanuba and Salix and the acquisition of AAG during the Fiscal 2015 Quarter.  The increase in Restructuring and related charges was primarily due to an increase in activity related to the HHI Business Rationalization Initiatives.

Operating expenses for the Fiscal 2015 Nine Months totaled $858.8 million compared to $789.5 million for the Fiscal 2014 Nine Months. Activity from AAG accounted for a $17.6 million increase in operating expenses. Also contributing to this increase in operating expenses was a $29.7 million increase in Acquisition and related charges, a $9.2 million increase in Restructuring and related charges and a $6.2 million increase in stock based compensation expense. The drivers of the operating expense increases during the Fiscal 2015 Nine Months were primarily attributable to the factors discussed above for the Fiscal 2015 Quarter.

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

Segment Results. As discussed above, we manage our business in five reportable segments: (i) Global Batteries & Appliances; (ii) Hardware & Home Improvement; (iii) Global Pet Supplies; (vi) Home and Garden and (v) Global Auto Care.

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

Below are reconciliations of GAAP Net income (loss), as adjusted, to Adjusted Earnings Before Interest and Taxes ("EBIT") and to Adjusted EBITDA for each segment and for Consolidated SB/RH for the Fiscal 2015 Quarter, the Fiscal 2015 Nine Months, the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months:

	Global	Hardware &				Corporate /
	Batteries &	Home	Global Pet	Global	Home and	Unallocated	Consolidated
Fiscal 2015 Quarter	Appliances	Improvement	Supplies	Auto Care	Garden	Items(a)	SB/RH

	(in millions)
Net income (loss), as adjusted (a)	$40.6	$44.6	$20.2	$12.2	$59.9	$(130.9)	$46.6
Income tax expense	—	—	—	—	—	(23.8)	(23.8)
Interest expense	—	—	—	—	—	112.9	112.9
Acquisition and integration related charges	0.9	1.8	3.8	0.5	(0.8)	18.0	24.2
Restructuring and related charges	1.0	6.3	3.1	—	0.1	—	10.5
Purchase accounting fair value adjustment	—	—	—	4.7	—	—	4.7
Other (b)	—	—	—	—	—	2.1	2.1
Adjusted EBIT	$42.5	$52.7	$27.1	$17.4	$59.2	$(21.7)	$177.2
Depreciation and amortization (c)	17.6	9.9	11.3	1.8	3.2	15.2	59.0
Adjusted EBITDA	$60.1	$62.6	$38.4	$19.2	$62.4	$(6.5)	$236.2

	Global	Hardware &				Corporate /
	Batteries &	Home	Global Pet	Global	Home and	Unallocated	Consolidated
Fiscal 2015 Nine Months	Appliances	Improvement	Supplies	Auto Care	Garden	Items(a)	SB/RH

	(in millions)
Net income (loss), as adjusted (a)	$166.8	$115.5	$35.6	$12.2	$88.7	$(291.6)	$127.2
Income tax expense	—	—	—	—	—	4.8	4.8
Interest expense	—	—	—	—	—	206.5	206.5
Acquisition and integration related charges	3.5	6.3	8.2	0.5	1.3	24.4	44.2
Restructuring and related charges	6.4	7.8	7.5	—	0.3	0.3	22.3
Purchase accounting fair value adjustment	—	0.8	2.2	4.7	—	—	7.7
Other (d)	—	—	—	—	—	3.9	3.9
Adjusted EBIT	$176.7	$130.4	$53.5	$17.4	$90.3	$(51.7)	$416.6
Depreciation and amortization (c)	52.5	29.8	28.9	1.8	9.7	32.2	154.9
Adjusted EBITDA	$229.2	$160.2	$82.4	$19.2	$100.0	$(19.5)	$571.5

	Global	Hardware &			Corporate /
	Batteries &	Home	Global Pet	Home and	Unallocated	Consolidated
Fiscal 2014 Quarter	Appliances	Improvement	Supplies	Garden	Items(a)	SB/RH

	(in millions)
Net income (loss), as adjusted (a)	$44.4	$48.3	$22.3	$47.8	$(84.2)	$78.6
Income tax expense	—	—	—	—	20.5	20.5
Interest expense	—	—	—	—	47.3	47.3
Acquisition and integration related charges	1.3	0.4	—	0.6	0.4	2.7
Restructuring and related charges	2.6	0.6	0.5	—	—	3.7
Adjusted EBIT	$48.3	$49.3	$22.8	$48.4	$(16.0)	$152.8
Depreciation and amortization (c)	18.7	10.5	7.9	3.2	9.2	49.5
Adjusted EBITDA	$67.0	$59.8	$30.7	$51.6	$(6.8)	$202.3

	Global	Hardware &			Corporate /
	Batteries &	Home	Global Pet	Home and	Unallocated	Consolidated
Fiscal 2014 Nine Months	Appliances	Improvement	Supplies	Garden	Items(a)	SB/RH

	(in millions)
Net income (loss), as adjusted (a)	$173.2	$115.9	$54.2	$69.3	$(244.1)	$168.5
Income tax expense	—	—	—	—	43.8	43.8
Interest expense	—	—	—	—	151.7	151.7
Acquisition and integration related charges	5.9	4.0	—	0.9	3.7	14.5
Restructuring and related charges	9.8	3.7	1.8	—	0.7	16.0
Adjusted EBIT	$188.9	$123.6	$56.0	$70.2	$(44.2)	$394.5
Depreciation and amortization (c)	53.4	31.2	23.6	9.4	26.0	143.6
Adjusted EBITDA	$242.3	$154.8	$79.6	$79.6	$(18.2)	$538.1

_______________________________

(a)

It is our policy to record Income tax expense and Interest expense on a consolidated basis. Accordingly, such amounts are not reflected in the operating results of the operating segments and are presented within Corporate / Unallocated Items.

(b)	Included in other are costs associated with a transition agreement with a key executive.
(c)	Included within depreciation and amortization is amortization of stock based compensation.
(d)	Included in other are costs associated with onboarding for a key executive coupled with costs associated with a transition agreement with another key executive.

Global Batteries & Appliances

	Fiscal Quarter		Fiscal Nine Months
	2015	2014	2015	2014
	(in millions)
Net sales to external customers	$459.0	$494.8	$1,539.3	$1,635.0
Segment profit	$42.1	$49.1	$180.4	$190.6
Segment profit as a % of net sales	9.2%	9.9%	11.7%	11.7%
Segment Adjusted EBITDA	$60.1	$67.0	$229.2	$242.3
Assets as of June 28, 2015 and September 30, 2014	$2,093.7	$2,152.0	$2,093.7	$2,152.0

Global Batteries & Appliances net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profit in the Fiscal 2015 Quarter decreased to $42.1 million from $49.1 million in the Fiscal 2014 Quarter, driven by the previously discussed net sales decrease which was partially tempered by product cost improvement initiatives.  Segment profitability as a percentage of net sales decreased to 9.2% in the Fiscal 2015 Quarter compared to 9.9% in the Fiscal 2014 Quarter as a result of unfavorable manufacturing variances and foreign currency translation, which was partially tempered by previously discussed cost improvement initiatives.

Segment profit in the Fiscal 2015 Nine Months decreased to $180.4 million from $190.6 million in the Fiscal 2014 Nine Months, driven by decreased net sales offset by operating cost improvements as discussed for the Fiscal 2015 Quarter. Segment profitability as a percentage of net sales remained flat at 11.7% in the Fiscal 2015 Nine Months versus Fiscal 2014 Nine Months.

Segment Adjusted EBITDA in the Fiscal 2015 Quarter decreased to $60.1 million from $67.0 million in the Fiscal 2014 Quarter. Segment Adjusted EBITDA in the Fiscal 2015 Nine Months decreased to $229.2 million from $242.3 million in the Fiscal 2014 Nine Months. The decrease in segment Adjusted EBITDA for both periods was driven by the factors that drove the decrease in segment profit discussed above for each respective period.

Segment assets at June 28, 2015 decreased to $2,093.7 million from $2,152.0 million at September 30, 2014. The decrease was primarily due to the decrease of $56.7 million in intangible assets as a result of amortization of definite lived intangible assets and foreign currency impact.

Hardware & Home Improvement

	Fiscal Quarter		Fiscal Nine Months
	2015	2014	2015	2014
	(in millions)
Net sales to external customers	$313.5	$306.9	$874.1	$852.2
Segment profit	$53.7	$50.7	$129.9	$125.5
Segment profit as a % of net sales	17.1%	16.5%	14.9%	14.7%
Segment Adjusted EBITDA	$62.6	$59.8	$160.2	$154.8
Assets as of June 28, 2015 and September 30, 2014	$1,708.9	$1,629.0	$1,708.9	$1,629.0

Hardware and home improvement net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profit in the Fiscal 2015 Quarter increased to $53.7 million from $50.7 million in the Fiscal 2014 Quarter.  Segment profitability as a percentage of net sales increased to 17.1% in the Fiscal 2015 Quarter, versus 16.5% in the Fiscal 2014 Quarter. The increase in segment profit was driven by the previously discussed net sales increase, while the increase in segment profit as a percentage of net sales is attributed to product cost improvement programs and expense control.

Segment profit in the Fiscal 2015 Nine Months increased to $129.9 million from $125.5 million in the Fiscal 2014 Nine Months. Segment profitability as a percentage of net sales was 14.9% in the Fiscal 2015 Nine Months and 14.7% in the Fiscal 2014 Nine Months. The increase in segment profit and increase in segment profitability as a percentage of net sales was driven by the factors discussed above for the Fiscal 2015 Quarter.

Segment Adjusted EBITDA was $62.6 million in the Fiscal 2015 Quarter versus $59.8 million in the Fiscal 2014 Quarter. The increase in Segment Adjusted EBITDA was due to the previously discussed increase in net sales. Segment Adjusted EBITDA was $160.2 million in the Fiscal 2015 Nine Months versus $154.8 million in the Fiscal 2014 Nine Months. The increase in Segment Adjusted EBITDA for this period was driven by the increased sales and cost savings discussed above.

Segment assets at June 28, 2015 and September 30, 2014 were $1,708.9 million and $1,629.0 million, respectively. The increase in segment assets was primarily driven by a seasonal increase in accounts receivable and inventory of $89.4 million and the Tell acquisition, offset by depreciation and amortization.

Global Pet Supplies

	Fiscal Quarter		Fiscal Nine Months
	2015	2014	2015	2014
	(in millions)
Net sales to external customers	$208.3	$152.2	$538.8	$440.7
Segment profit	$28.0	$22.9	$52.3	$56.5
Segment profit as a % of net sales	13.4%	15.0%	9.7%	12.8%
Segment Adjusted EBITDA	$38.4	$30.7	$82.4	$79.6
Assets as of June 28, 2015 and September 30, 2014	$1,156.4	$890.4	$1,156.4	$890.4

Global pet supply net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profit increased to $28.0 million in the Fiscal 2015 Quarter compared to $22.9 million in the Fiscal 2014 Quarter and segment profitability as a percentage of net sales in the Fiscal 2015 Quarter decreased to 13.4% from 15.0% in the Fiscal 2014 Quarter. The increase in segment profit was driven by the previously discussed net sales increase, while the decrease in segment profit as a percentage of net sales is attributed to the lower profit margins of an acquired business.

Segment profit decreased to $52.3 million in the Fiscal 2015 Nine Months compared to $56.5 million in the Fiscal 2014 Nine Months. Segment profitability as a percentage of net sales in the Fiscal 2015 Nine Months decreased to 9.7% from 12.8% in the Fiscal 2014 Nine Months. The decreases in segment profit and segment profitability as a percent of net sales were driven by the factors discussed above for the Fiscal 2015 Quarter.

Segment Adjusted EBITDA in the Fiscal 2015 Quarter increased to $38.4 million from $30.7 million in the Fiscal 2014 Quarter. The increase in Segment Adjusted EBITDA was primarily due a combined increase of $7.5 million from the Salix and European IAMS and Eukanuba acquisitions tempered by the factors discussed above for the decrease in segment profit for the Fiscal 2015 Quarter. Segment Adjusted EBITDA in the Fiscal 2015 Nine Months increased to $82.4 million from $79.6 million in the Fiscal 2014 Nine Months. The increase in segment Adjusted EBITDA was driven by the combined increase in Adjusted EBITDA of $15.2 million from the Salix and European IAMS and Eukanuba acquisitions, which was more than offset by the factors that drove the decrease in segment profit discussed above.

Segment assets at June 28, 2015 increased to $1,156.4 million from $890.4 million at September 30, 2014. The increase in segment assets was primarily attributable to the acquisitions of Salix and European IAMS and Eukanuba during the Fiscal 2015 Nine Months.  Goodwill and intangible assets increased to $797.2 million at June 28, 2015 from $668.7 million at September 30, 2014.

See Note 13, "Acquisitions,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our Acquisitions.

Home and Garden

	Fiscal Quarter		Fiscal Nine Months
	2015	2014	2015	2014
	(in millions)
Net sales to external customers	$202.3	$174.6	$365.7	$322.9
Segment profit	$59.3	$48.4	$90.4	$70.2
Segment profit as a % of net sales	29.3%	27.7%	24.7%	21.7%
Segment Adjusted EBITDA	$62.4	$51.6	$100.0	$79.6
Assets as of June 28, 2015 and September 30, 2014	$594.8	$526.6	$594.8	$526.6

Home and Garden net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Segment profitability in the Fiscal 2015 Quarter increased to $59.3 million from $48.4 million in the Fiscal 2014 Quarter.  Segment profitability as a percentage of net sales in the Fiscal 2015 Quarter increased to 29.3% from 27.7% last year. The increase in segment profit and segment profitability as a percentage of net sales is attributable to the increase in net sales to external customers as discussed within “Product line net sales by segment” above, coupled with product cost improvements initiatives.

Segment profitability in the Fiscal 2015 Nine Months increased to $90.4 million from $70.2 million in the Fiscal 2014 Nine Months, driven by increased sales in the Fiscal 2015 Nine Months from Liquid Fence acquisition that closed in the second quarter of Fiscal 2014, and product cost improvements. Segment profitability as a percentage of net sales in the Fiscal 2015 Nine Months increased to 24.7%, from 21.7% in the Fiscal 2014 Nine Months due to factors discussed for the increase in segment profit.

Segment Adjusted EBITDA in the Fiscal 2015 Quarter increased to $62.4 million from $51.6 million in the Fiscal 2014 Quarter. Segment Adjusted EBITDA in the Fiscal 2015 Nine Months increased to $100.0 million from $79.6 million in the Fiscal 2014 Nine Months.  The increases in segment Adjusted EBITDA for both periods were driven by the factors discussed above for the increase in segment profit and segment profitability.

Segment assets at June 28, 2015 increased to $594.8 million from $526.6 million at September 30, 2014. The increase in segment assets was driven by normal seasonal increases in inventory in preparation of our major selling season. Goodwill and intangible assets decreased to $441.2 million at June 28, 2015 from $449.2 million at September 30, 2014, due to amortization of definite lived intangible assets.

Global Auto Care

	Fiscal Quarter	Fiscal Nine Months
	2015	2015
	(in millions)
Net sales to external customers	$64.4	$64.4
Segment profit	$12.8	$12.8
Segment profit as a % of net sales	19.9%	19.9%
Segment Adjusted EBITDA	$19.2	$19.2
Assets as of June 28, 2015	$1,658.4	$1,658.4

Results of the AAG business, reported as a separate business segment, Global Auto Care, relate to operations subsequent to the acquisition date, May 21, 2015.

Global Auto Care net sales to external customers are discussed within the “Product line net sales by segment” discussion above.

Corporate Expense. Our corporate expense was $23.7 million in the Fiscal 2015 Quarter compared to $15.4 million in the Fiscal 2014 Quarter.  The $8.3 million increase in corporate expense is primarily attributable to an increase of $6.0 million in stock compensation expense coupled with a $2.1 million expense related to a transition and retention agreement entered into with a key executive. Corporate expense as a percentage of consolidated net sales increased to 1.9% in the Fiscal 2015 Quarter compared to 1.4% in the Fiscal 2014 Quarter based on the factors discussed above.

Our corporate expense was $55.2 million in the Fiscal 2015 Nine Months compared to $44.0 million in the Fiscal 2014 Nine Months, and corporate expense as a percentage of consolidated net sales increased to 1.6% in the Fiscal 2015 Nine Months compared to 1.4% in the Fiscal 2014 Nine Months. The increase in corporate expense and corporate expense as a percentage of net sales is primarily attributable to the factors discussed above for the Fiscal 2015 Quarter.

Acquisition and Integration Related Charges. Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with our acquisitions. See Note 2, "Significant Accounting Policies - Acquisition and Integration Related Charges” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further detail regarding our Acquisition and integration related charges.

Restructuring and Related Charges. See Note 12, “Restructuring and Related Charges” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for information regarding our restructuring and related charges.

Interest Expense. On May 20, 2015, in connection with the acquisition of AAG, we issued $1,000.0 million aggregate principal amount of 5.75% unsecured notes due 2025 (the “5.75% Notes). On June 23, 2015, we (i) entered into Term Loan facilities pursuant to a senior credit agreement (the “Senior Credit Agreement”) which consist of a $1,450.0 million U.S. dollar denominated term loan facility due June 23, 2022 (the “U.S. USD Term Loan”), a CAD$75.0 million Canadian dollar denominated term loan facility due June 23, 2022 (the “CAD Term Loan”) and a €300.0 million Euro denominated term loan facility due June 23, 2022 (the “Euro Term Loan”) (together, the “Term Loan”) and (ii) entered into a $500.0 million cash flow  revolving credit facility due June 23, 2022 pursuant to the Senior Credit Agreement (the “Revolver Facility”).  The proceeds from the Term Loan facilities and draws on the Revolver Facility were used to repay our then-existing senior term credit facility (the “Prior Term Loan”), repay our outstanding 6.75% senior unsecured notes due 2020 (the “6.75% Notes”), repay and replace our then-existing asset based revolving loan facility (the “Prior Revolver Facility”), and to pay fees and expenses in connection with the refinancing and for general corporate purposes.

Interest expense in the Fiscal 2015 Quarter was $112.9 million compared to $47.3 million in the Fiscal 2014 Quarter. The $65.6 million increase in interest expense in the Fiscal 2015 Quarter was driven primarily by $58.8 million of one-time costs incurred related to the financing of the acquisition of AAG and the refinancing of our debt structure discussed above and additional interest expense on debt issued in conjunction with the acquisitions of Tell, European IAMS and Eukanuba and Salix in the first half of Fiscal 2015. Interest expense incurred in conjunction with the AAG acquisition included $14.1 million of costs related to bridge financing commitments and $4.5 million of costs related to  interest on the acquired AAG senior notes from the date of the acquisition through the time of payoff in June 2015.

Expenses related to the refinancing of the Term Loan, Revolver Facility and redemption of the 6.75% Notes included:  (i) $16.9 million of cash costs related to the call premium and pre-paid interest on the 6.75% Notes; (ii) $4.1 million of non-cash costs for the write off of unamortized deferred financing fees on the 6.75% Notes; (iii) $10.4 million of cash costs related to fees associated with the refinancing of the Term Loan; and (iv) $8.8 million of non-cash costs for the write off of unamortized deferred financing fees and original issue discount on the Prior Term Loan and Prior Revolver Facility.  See Note 6, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Interest expense in the Fiscal 2015 Nine Months was $206.5 million compared to $151.7 million in the Fiscal 2014 Nine Months. The $54.8 million increase  in interest expense in the Fiscal 2015 Nine Months is primarily driven by the $58.8 million of one-time costs incurred in the Fiscal 2015 Quarter described above and the previously discussed debt incurred to finance acquisitions during the first half of Fiscal 2015. See Note 6, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rates for the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months were (104%) and 4%, respectively. Our effective tax rate for both the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months was 21%. Our effective tax rates differ from the U.S. federal statutory rate of 35% principally due to (i) income earned outside the U.S. that is subject to statutory rates lower than 35%, (ii) the release of valuation allowance on U.S. net operating loss deferred tax assets offsetting tax expense on both U.S. pretax income and foreign income not permanently reinvested, and (iii) deferred income tax expense related to the change in book versus tax basis of indefinite-lived intangibles, which are amortized for tax purposes but not for book purposes. Additionally, we recorded a tax benefit of $31.4 million for both the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months from the reversal of a portion of the U.S. valuation allowance on deferred tax assets as a result of the AAG acquisition.  For the Fiscal 2015 Nine Months, we recorded a tax charge of $3.6 million to establish a valuation allowance against certain deferred tax assets related to our Brazil operations, since it is more likely than not that we will not obtain tax benefits from these assets. For the Fiscal 2014 Quarter and the Fiscal 2014 Nine Months, the tax rate was reduced due to a favorable Mexican tax law change.

We are not treating current and certain prior year earnings as permanently reinvested, except for jurisdictions where repatriation is either precluded or restricted by law. Due to the valuation allowance recorded against U.S. net deferred tax assets, including net operating loss carryforwards, we do not recognize any incremental U.S. tax expense on the expected future repatriation of foreign earnings. Should the U.S. valuation allowance be released at some future date, the recording of U.S. tax on foreign earnings not considered permanently reinvested might have a material effect on our effective tax rate. By the end of our fiscal year ending September 30, 2015, we expect to record approximately $2.6 million of additional tax liability from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings, and also expect to record $16.7 million of U.S. tax on future repatriation that would be offset by operating losses.

During our fiscal year ending September 30, 2014, we earned domestic pretax book income after having generated significant domestic book and tax losses since our fiscal year ended September 30, 1997. We generated a domestic tax loss during the Fiscal 2015 Quarter and the Fiscal 2015 Nine Months. Should we generate domestic pretax profits in the near-term, there is a reasonable possibility that some or most of the domestic valuation allowance could be released, which could result in a material tax benefit. We estimate that $123.4 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic income generated due to prior period ownership changes that limit the amount of NOLs we can use.  Additionally, we expect that $5.1 million of valuation allowance corresponding to capital losses created by the sale of the Fanal business in the Fiscal 2015 Quarter cannot be released because we do not expect to generate sufficient capital gains in the carryforward period.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2015 Nine Months, cash used by operating activities totaled $163.6 million compared to cash used of $49.2 million during the Fiscal 2014 Nine Months. The $114.4 million increase in cash used by operating activities was primarily due to:

•Cash used for working capital and other items of $63.0 million driven by increases in inventory and other working capital accounts, and a decrease in accounts payable; partially offset by decreases in accounts receivable;

•Higher cash payments for acquisition and integration and restructuring related costs of $19.4 million;

•Higher cash payments for interest totaling $89.4 million;

Offset by,

•Cash generated by higher Adjusted EBITDA of $33.4 million, and

•Lower cash payments for income taxes of $24.0 million.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2015, through a combination of cash on hand, cash flow from operations and funds available for borrowings under our Revolver Facility. Going forward, our ability to satisfy financial and other covenants in our senior credit agreements and senior unsecured indentures and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under our Revolver Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs. While our cash flow from operations for the Fiscal 2015 Nine Months is negative, primarily driven by the seasonal increase of working capital related to certain segments, we expect cash flow from operations for the full year Fiscal 2015 to be positive from normal operating performance and seasonal reductions in working capital during the last quarter of the fiscal year, which is consistent with the previous full fiscal years.

At June 28, 2015, there are no significant foreign cash balances available for repatriation. During Fiscal 2015, we expect to generate between $75 million and $125 million of foreign cash that may be repatriated for general corporate purposes.

See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, for further discussion of the risks associated with our ability to service all of our existing indebtedness and our ability to maintain compliance with financial and other covenants related to our indebtedness.

Investing Activities

Net cash used by investing activities was $1,242.3 million for the Fiscal 2015 Nine Months compared to $67.3 million for the Fiscal 2014 Nine Months. The $1,175.0 million increase in cash used by investing activities in the Fiscal 2015 Nine Months is driven by an increase in cash used for acquisitions of $1,167.9 million, which included:  (i) $900.5 million purchase, net of cash acquired, of AAG; (ii) $147.8 million purchase, net of cash acquired, of Salix, (iii) $115.7 million purchase, net of cash acquired, of European IAMS and Eukanuba, and (iv) $29.2 million purchase, net of cash acquired, of Tell. Further contributing to the increase of cash used was the decrease in proceeds from sales of property, plant and equipment of $7.8 million.  These items were partially offset by the $25.3 million cash paid for the Liquid Fence acquisition in the Fiscal 2014 Nine Months coupled with a decrease in purchases of property, plant and equipment of $1.4 million.

Financing Activities

Debt Financing

At June 28, 2015 we had the following debt instruments outstanding: (i) a Term Loan pursuant to the Senior Credit Agreement which consists of $1,450.0 USD Term Loan, $60.9 million CAD Term Loan, $336.2 million Euro Term Loan; (ii) $520.0 million 6.375% unsecured notes due 2020 (the “6.375% Notes”); (iii) $570.0 million 6.625% unsecured notes due 2022

(the “6.625% Notes”); (iv) $250.0 million 6.125% unsecured notes due 2024 (the “6.125% Notes”); (v) $1,000.0 million 5.75% Notes; and (vi) a $500.0 million Revolver Facility.

At June 28, 2015, we were in compliance with all covenants under the Senior Credit Agreement, the indenture governing the 6.375% Notes and the 6.625% Notes, the indenture governing the 6.125% Notes and the indenture governing the 5.75% Notes.  From time to time we may repurchase our existing indebtedness, including outstanding securities of SB/RH Holdings, LLC or its subsidiaries, in the open market or otherwise.

See Note 6, “Debt,” to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Financing Cash Flows

The Fiscal 2015 Nine Months net cash provided by financing activities of $1,333.2  million consisted of the following:  (i) proceeds related to the issuance $1,851.1 million of Term Debt; (ii) a net use of $1,404.4 million to repay debt under the Senior Credit Facilities; (iii) proceeds related to the issuance of the 6.125% Notes and 5.75% Notes of $250.0 million and $1,000.0 million, respectively; (iv) a use of $300.0 million to repay senior unsecured notes; (v) a use of $540.0 million to repay senior unsecured debt acquired in connection with the AAG acquisition (vi) borrowings of $47.5 million on our Revolver Facility; (vii) proceeds related to a capital contribution from parent of 528.3 million; (viii) a use to pay share-based tax withholdings of employees for vested stock awards of $1.9 million; (ix) a use to pay $51.0 million of dividends; (x) a use to pay $42.4 million of debt issuance costs and original issue discount; and (xi) a use of $4.0 million for other repayment of debt.  The primary use of the proceeds was to refinance debt as discussed in Note 6 “Debt” and fund acquisitions  as discussed in Note 13 “Acquisitions” to our Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q.

The Fiscal 2014 Nine Months net cash provided by financing activities of $1.7 million consisted of the following:  (i) proceeds related to the issuance $523.7 million of Term Debt; (ii) a use of $567.5 million to repay debt under the Senior Credit Facilities; (iii) borrowings of $110.0 million on our ABL Facility; (iv) a use to pay share-based tax withholdings of employees for vested stock awards of $26.5 million; (v) a use to pay $42.0 million of dividends; (vi) a use to pay $5.5 million of debt issuance costs; and (vii) $9.5 million of proceeds from other financing activities.  The primary use of the proceeds was to fund working capital needs as discussed within “Liquidity and Capital Resources - Operating Activities.”

Interest Payments and Fees

In addition to principal payments on our debt obligations as mentioned above, we have annual interest payment obligations of approximately $216.1 million in the aggregate. This includes interest under our 6.375% Notes of approximately $33.2 million, interest under our 6.625% Notes of approximately $37.8 million, interest under our 6.125% Notes of approximately $15.3 million, interest under our 5.75% Notes of approximately $57.5 million and interest under our Term Loan and Revolver Facilities of approximately $69.8 million and $2.5 million, respectively. Interest on our debt is payable in cash. Interest on the 6.375% Notes, the 6.625% Notes, the 6.125% Notes and the 5.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the Revolver Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations. Such fees include a quarterly commitment fee of up to 0.50% on the unused portion of the Revolver Facility and certain additional fees with respect to the letter of credit sub-facility under the Revolver Facility.

Equity Financing Activities

During the Fiscal 2015 Nine Months, we granted 0.43 million restricted stock units to our employees. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases where the employee is terminated without cause. The total market value of the restricted stock units on the date of grant was approximately $39.3 million, which represented unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

Due to our debt financing activities discussed above, our contractual obligations and commercial commitments have materially changed since our Annual Report on Form 10-K for Fiscal 2014.  Debt obligations, excluding capital lease obligations, for the fiscal years ending September 2015, 2016, 2017, 2018, 2019 and thereafter are:  $4.6 million; $97.6 million; $18.5 million; $18.5 million; $18.5 million; and $4,156.0 million, respectively.

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

New Accounting Pronouncements

Presentation of debt issuance costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. This ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2017. We do not expect the adoption of this standard to have a significant impact on our operational results.

Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of the performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. In July 2015, the FASB voted to issue a final ASU that will defer the effective date by one year to annual reporting periods beginning after December 15, 2017 and the interim periods within that year, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and the interim periods within that year.  This ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, if we do not early adopt. We have not selected a method for adoption nor determined the potential effects on our consolidated financial statements.

Inventory measurement

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value.  Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  This ASU eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis.  The provisions of this ASU are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.  We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

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

At June 28, 2015, the potential change in fair value of our outstanding interest rate derivative instruments assuming a 1 percent unfavorable shift in interest rates would be a loss of $1.5 million.  The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on our variable rate Term Loan, would be a net loss of $1.5 million.

At June 28, 2015, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $39.1 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying foreign currency-denominated exposures, would be a net gain of $14.5 million.

At June 28, 2015, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices, would be a loss of $2.4 million. The net impact on reported earnings, after also including the effect of the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.7 million

Item 4.    Controls and Procedures

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

AAG Acquisition. On May 21, 2015, we completed our acquisition of Armored AutoGroup Parent Inc. (“AAG”).  As permitted by the guidelines established by the staff of the SEC for newly acquired businesses, management has excluded AAG and its subsidiaries from its assessment of the effectiveness of our internal control over financial reporting.  As previously reported, in connection with the preparation of the financial statements of Armored AutoGroup Inc. (“AAG Sub”), a subsidiary of AAG, for the year ended December 31, 2014, certain significant deficiencies in AAG Sub’s internal controls became evident to its management that, in the aggregate, represent a material weakness.  None of the deficiencies individually represented a material weakness, and all resulting adjustments, none of which were material, were reflected in AAG’s consolidated financial statements for the year ended December 31, 2014.  In connection with the AAG acquisition, we were aware of and reviewed these deficiencies as part of our due diligence process and determined that they were not material to us at the time. We will continue to evaluate and monitor these deficiencies as we integrate AAG into our control environment following the acquisition.

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

Item 1A.   Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K filed with the SEC on November 21, 2014 (our “Form 10-K”) and discussed below. Any of these risk factors could materially and adversely affect our or our subsidiaries’ business, financial condition and results of operations and these risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or our subsidiaries or that are not currently believed to be material also may adversely affect us or our subsidiaries. With the exception of the additional risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Form 10-K.

Risks Related to the AAG Acquisition

We face significant risks from the AAG acquisition similar to risks generally associated with our acquisition and expansion strategy.

The AAG acquisition subjects us to significant risks generally associated with our acquisition and expansion strategy. Significant costs have been incurred and are expected to be incurred in connection with the AAG acquisition and our integration of AAG with our business, including legal, accounting, financial advisory and other costs. We may also not realize the anticipated benefits of, and synergies from, the AAG acquisition and will be responsible for certain liabilities and integration costs as a result of the AAG acquisition. As a result of the AAG acquisition and other acquisitions, we may also not be able to retain key personnel or recruit additional qualified personnel, which could require us to incur substantial additional costs to recruit replacement personnel. General customer uncertainty, including our and AAG’s customers, related to the AAG acquisition could also harm us. Each of these general risks for acquisition and expansion activities, which are described in more detail in our Form 10-K, could result in the AAG acquisition having a material adverse effect on our business

We and AAG have similar major customers and the loss of any significant customer may adversely affect our results of operations.

A limited number of the same customers represents a large percentage of our and AAG’s respective net sales. One of our largest customers accounted for approximately 23% of AAG’s net sales for the twelve months ended December 31, 2014. AAG’s next largest customer accounted for approximately 12% of net sales for the same period and no other customer accounted for more than 10% of AAG’s net sales for the same period. The success of our and AAG’s businesses depend, in part, on our ability to maintain our level of sales and product distribution through high-volume distributors, retailers, super centers and mass merchandisers.

Currently, neither we nor AAG have long-term supply agreements with a substantial number of our retail customers, including our largest customers. These high-volume stores and mass merchandisers frequently reevaluate the products they carry. A decision by our major customers to discontinue or decrease the amount of products purchased from us, sell a national brand on an exclusive basis or change the manner of doing business with us, could reduce our revenues and materially adversely affect our results of operations. See “Risk Factors—Risks Related to our Business—Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations,” contained in our Form 10-K.

A change in governmental regulations regarding the use of refrigerant gas R-134a or its potential future substitutes could have a material adverse effect on IDQ Sub’s ability to sell its aftermarket A/C products.

The refrigerant R-134a is a critical component of IDQ Sub’s aftermarket A/C products and is used in products which comprised approximately 90% of its gross sales in its fiscal year ended December 31, 2014. Older generation refrigerants such as R-12 (Freon) have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion. In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.

The European Union has passed regulations that require the phase out of R-134a in automotive cooling systems in new vehicles by 2017. In the United States, IDQ Sub has reported that it cannot predict what future action, if any, the EPA will take on the regulation of R-134a. But based on currently available information, it believes that it would take some time for suitable alternatives to R-134a to come into full-scale commercial production and therefore such alternatives would not be readily available for wide spread use in new car models. If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which we do business, the future market for IDQ Sub’s products containing R-134a may be limited, which could have a material adverse impact on its results of operations, financial condition, and cash flows.

In addition, regulations may be enacted governing the packaging, use and disposal of IDQ Sub’s products containing refrigerants. For example, regulations are currently in effect in California that govern the sale and distribution of products containing R-134a. While IDQ Sub has reported that it is not aware of any noncompliance with such regulations, its failure to comply with these or possible future regulations in California, or elsewhere, could result in material fines or costs or its inability to sell its products in those markets, which could have a material adverse impact on its results of operations, financial condition and cash flows. If substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes are not approved by the EPA, it could have a material adverse effect on IDQ Sub’s results of operations, financial condition and cash flows. In addition, the cost of HFO-1234yf, the leading long-term alternative to R-134a being proposed in the United States and the European Union for use in the A/C systems of new vehicles, will likely be higher than that of R-134a. If HFO-1234yf becomes widely used and IDQ Sub is able to develop products using HFO-1234yf, but is unable to price its products to reflect the increased cost of HFO-1234yf, it could have a material adverse effect on its results of operations, financial condition and cash flow.

All of IDQ Sub’s products are produced at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on its results of operations.

IDQ Sub’s manufacturing facility consists of one site which is located in Garland, Texas and thus it is dependent upon the continued safe operation of this facility. Its facility is subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including human error, leaks and ruptures, explosions, floods, fires, inclement weather and natural disasters, power loss or other infrastructure failures, mechanical failure, unscheduled downtime, regulatory requirements, the loss of certifications, technical difficulties, labor disputes, inability to obtain material, equipment or transportation, environmental hazards such as remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. Many of these hazards could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at IDQ Sub’s facility due to any of these hazards could cause a disruption in the production of its products. IDQ Sub may also encounter difficulties or interruption as a result of the application of enhanced manufacturing technologies or changes to production lines to improve IDQ Sub’s throughput or to upgrade or repair its production lines. IDQ Sub’s insurance policies have coverage in case of significant damage to its manufacturing facility but may not fully compensate IDQ Sub for the cost of replacement for any such damage and any loss from business interruption. As a result, IDQ Sub may not be adequately insured to cover losses resulting from significant damage to its manufacturing facility. Any damage to its facility or interruption in manufacturing could result in production delays and delays in meeting contractual obligations, which could have a material adverse effect on IDQ Sub’s relationships with its customers and on its results of operations, financial condition or cash flows in any given period.

Item 6.    Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2015
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
Exhibit 4.1

Indenture governing Spectrum Brands, Inc.’s 5.750% Senior Notes due 2025, dated as of May 20, 2015, among Spectrum Brands, Inc., the guarantors party thereto and US Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 20, 2015).

Exhibit 10.1

Registration Rights Agreement, dated as of May 20, 2015, by and among Spectrum Brands, Inc., the guarantors party thereto and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s 5.750% Senior Notes due 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 20, 2015).

Exhibit 10.2

Credit Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 23, 2015).

Exhibit 10.3

Security Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 23, 2015).

Exhibit 10.4

Loan Guaranty, dated as of June 23, 2015, by and among SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 23, 2015).

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