Form 10-K
period 2016-09-30
SB/RH Holdings, LLC; Spectrum Brands Holdings, Inc.
filed 2016-11-17
CIK 1592706, 1487730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Offices, and Telephone No.	IRS Employer Identification No.

001-34757	Spectrum Brands Holdings, Inc. (a Delaware corporation) 3001 Deming Way Middleton, WI 53562 (608) 275-3340 www.spectrumbrands.com	27-2166630
333-192634-03	SB/RH Holdings, LLC (a Delaware limited liability company) 3001 Deming Way Middleton, WI 53562 (608) 275-3340	27-2812840

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
Spectrum Brands Holdings, Inc.	Common Stock, Par Value $0.01	New York Stock Exchange
SB/RH Holdings, LLC	None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☒	No	☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Spectrum Brands Holdings, Inc.	Yes	☒	No	☐
SB/RH Holdings, LLC	Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Spectrum Brands Holdings, Inc.	☐
SB/RH Holdings, LLC	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Registrant	Large Accelerated Filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Spectrum Brands Holdings, Inc.	X
SB/RH Holdings, LLC			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spectrum Brands Holdings, Inc.	Yes	☐	No	☒
SB/RH Holdings, LLC	Yes	☐	No	☒

The aggregate market value of the voting stock held by non-affiliates of Spectrum Brands Holdings, Inc. was approximately $2,677,495,424 based upon the closing price on the last business day of the registrant's most recently completed second fiscal quarter (April 3, 2016). As of November 14, 2016, there were outstanding 59,410,438 shares of Spectrum Brands Holdings, Inc.’s Common Stock, par value $0.01 per share.

SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the information otherwise called for by Items 10 to 13 of Form 10-K as allowed under General Instruction I(2)(c).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Spectrum Brands Holdings, Inc.’s definitive proxy statement to be filed within 120 days of September 30, 2016 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

Forward-Looking Statements

We have made or implied certain forward-looking statements in this report. All statements, other than statements of historical facts included in this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this report, the words  anticipate,  intend,  plan,  estimate,  believe,  expect,  project,  could,  will,  should,  may and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Since these forward-looking statements are based upon our current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and undue reliance should not be placed on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of our indebtedness on our business, financial condition and results of operations;
•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;
•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;
•	the impact of actions taken by significant stockholders;
•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;
•	our inability to successfully integrate and operate new acquisitions at the level of financial performance anticipated;
•	the unanticipated loss of key members of senior management;
•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;
•	interest rate and exchange rate fluctuations;
•	our ability to utilize our net operating loss carry-forwards to offset tax liabilities from future taxable income;
•	the loss of, significant reduction in, or dependence upon, sales to any significant retail customer(s);
•	competitive promotional activity or spending by competitors, or price reductions by competitors;
•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;
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
•

public perception regarding the safety of products that we manufacture and sell, including the potential for environmental liabilities, product liability claims, litigation and other claims related to products manufactured by us and third parties;

•	the impact of pending or threatened litigation;
•	the impact of cybersecurity breaches or our actual or perceived failure to protect company and personal data;
•	changes in accounting policies applicable to our business;
•	government regulations;
•	the seasonal nature of sales of certain of our products;
•	the effects of climate change and unusual weather activity; and
•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the sections entitled “Risk Factors” in our annual and quarterly reports (including this report), as applicable. You should assume the information appearing in this report is accurate only as of the end of the period covered by this report, or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States (“U.S.”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1. BUSINESS

This combined Form 10-K is being filed separately by Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”). SB/RH is a wholly-owned subsidiary of SBH and represents a majority of its assets, liabilities, revenues, expenses and operations. Thus, all information contained in this report relates to, and is filed by, SBH. Information that is specifically identified in this report as relating solely to SBH, such as its financial statements and its common stock, does not relate to and is not filed by SB/RH. SB/RH makes no representation as to that information. The terms “the Company,” “we,” and “our” as used in this report, refer to both SBH and its consolidated subsidiaries and SB/RH and its consolidated subsidiaries, unless otherwise indicated. The terms “SBH” and “SB/RH” refer to Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC, respectively.

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

General

We are a diversified global branded consumer products company. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”); Europe, Middle East & Africa (“EMEA”); Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition in our regions under our various brands and patented technologies across multiple product categories. We manage the business in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances (“GBA”), (ii) Hardware & Home Improvement (“HHI”), (iii) Global Pet Supplies (“PET”), (iv) Home and Garden (“H&G”) and (v) Global Auto Care (“GAC”). Geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. The following is an overview of the consolidated business showing the net sales by segment and geographic region sold (based upon destination) as a percentage of consolidated net sales for the year ended September 30, 2016:

Our operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K, for further discussion of the consolidated operating results.

Our Strategy

Our mission is to achieve superior shareholder returns through above-market organic growth, with a focus on building sustainable free cash flow and further acquisitions. Our vision is to be the preferred strategic partner to our customers with an expanding portfolio of innovative and superior-value consumer products and brands. We believe that building loyalty and success over the long-term is fundamental to executing on this strategy. To transition to the next performance level and deliver long-term value to our key stakeholders, we will seek to realize our vision by pursuing the “Spectrum First” growth strategy across all of our divisions and regions.

The Spectrum First growth accelerators; Customer,  Process, and People; provide the roadmap for how we intend to execute this strategy. Each growth accelerator has three drivers. These accelerators and their respective drivers are collectively known as the “Spectrum First 3x3.”

•

Customer – Our first growth accelerator focuses on strengthening strategic partnerships with customers. Our objective is for our retail partners to think of Spectrum Brands first when identifying how best to compete for consumers’ attention to bring them into their stores and online platforms with exciting product innovation, converting interest to sales through value products, and being a strategic supplier through total-cost reduction initiatives.

•

Process – Our process growth accelerator is intended to drive continuous improvements in our products, costs and processes to generate healthy margins through sales growth with our “more-more-more” strategy to achieve above-market sales growth, which means entering into more countries, serving more channels and launching more categories. We also seek to drive continuous improvement over performance, quality and costs, and provide superior and efficient services through our shared services and “Centers of Excellence” model.

•

People – Employees represent the third Spectrum First growth accelerator. We are working to be a preferred employer by empowering our teams and providing long-term career opportunities and pay-for-performance through focusing on retention and collaboration; driving empowered teams with trust, competence and speed; supporting alignment and providing more paths for employees to embrace new challenges and advance their careers across the global organization.

Global Batteries and Appliances (GBA)

The following is an overview of the GBA segment net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2016:

The consumer batteries product category consists of alkaline batteries, zinc carbon batteries, nickel metal hydride (NiMH) rechargeable batteries and battery chargers primarily under the Rayovac® and VARTA® brands. Additionally, we manufacture alkaline batteries for third parties who sell under their own private labels. We also offer a broad line of battery-powered portable lighting products including flashlights and lanterns under the Rayovac® and VARTA® brands, and other proprietary brand names pursuant to licensing arrangements with third parties. We manufacture and sell hearing aid batteries under several brand names and private labels for many major hearing aid device manufacturers. Other specialty battery products include camera batteries, lithium batteries, silver oxide batteries, keyless entry batteries, portable chargers and coin cells for use in watches, cameras, calculators, communications equipment, and medical instruments.

The small appliances product category consists of small kitchen appliances under the Black & Decker®, Russell Hobbs®, George Foreman®, Juiceman® and Breadman® brands, including toaster ovens, toasters, sandwich makers, coffeemakers, coffee grinders, can openers, electric knives, grills, deep fryers, food choppers, food processors, slow cookers, hand mixers, blenders, juicers, bread makers, kettles, rice cookers and steamers. We also sell small home product appliances, including hand-held irons, vacuum cleaners, air purifiers, clothes shavers and heaters, primarily under the Black & Decker® and Russell Hobbs® brands.

The personal care product category includes a broad line of electric shaving and grooming products under the Remington® brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body, nose and ear trimmers, women’s shavers, haircut kits and intense pulsed light hair removal systems. Other personal care products include hand-held dryers, curling irons, straightening irons, brush irons, hair setters, facial brushes, skin appliances, electric toothbrushes and hair accessories.

We manage our GBA sales teams by geographic region and product category. We sell primarily to large retailers, online retailers, wholesalers, distributors, warehouse clubs, food and drug chains and specialty trade or retail outlets such as consumer electronics stores, department stores, discounters and other specialty stores. We maintain separate sales teams to service (i) our retail sales and distribution channels; (ii) our hearing aid professionals channel; and (iii) our industrial distributors and OEM sales and distribution channel. International distribution varies by region and is often executed on a country-by-country basis. We utilize a network of independent brokers to service participants in selected distribution channels.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K, for further discussion of the segment’s operating results.

Hardware and Home Improvement (HHI)

The following is an overview of the HHI segment net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2016:

The lockset product category includes a broad range of residential locksets and door hardware including knobs, levers, deadbolts, handle sets and electronics under three main brands: (i) Kwikset®, residential door hardware sold primarily in the U.S.; (ii) Weiser®, residential door hardware sold primarily in Canada; and (iii) Baldwin®, luxury residential door hardware. Our residential lockset products also incorporate a patented SmartKey® technology that enables consumers to easily rekey their locks without hiring a locksmith. The segment also includes electronic and connected locks such as Kevo® Bluetooth enabled deadbolt which turns a smart phone into a key and allows authorized users to open their deadbolt by simply touching the lock or remotely with connected devices.

The plumbing product category includes kitchen, bath and shower faucets, as well as other plumbing products and fixtures through our Pfister® brand, which brings showroom styles to the mass market at affordable prices and offers a lifetime warranty on all of its products. Pfister® seeks to differentiate itself from the competition through its breadth of styles and finishes, along with innovations designed to meet a variety of consumer, plumber and builder needs.

The hardware product category includes hinges, security hardware, screen and storm door products, garage door hardware, window hardware and floor protection under the National Hardware® and Stanley® brand names throughout the U.S. and Canada. The product line is largely harmonized between these brands and the dual-branding approach has been utilized to protect legacy business with key customers and avoid channel conflict.

On October 1, 2014, the Company acquired privately owned Tell Manufacturing, Inc. (“Tell”), a U.S. manufacturer and distributor of commercial doors, locks and hardware. Tell provides the HHI segment with an established commercial security sales position through a well-recognized brand, along with a platform to expand our patented SmartKey® and Kevo® residential lock technologies into commercial channels. The Tell acquisition also added doors and hollow metal door manufacturing capabilities, a strategically important adjacent category.

The sales force of the HHI business is aligned by customer and geographic region. We sell primarily to large retailers, home improvement centers, hardware stores, non-retail distributors, home builders, commercial contractors, and other retailers.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K, for further discussion of the segment’s operating results.

Global Pet Supplies (PET)

The following is an overview of the PET segment net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2016:

The aquatics product category includes a broad line of consumer and commercial aquatics products, including integrated aquarium kits, stand-alone tanks and stands, aquatics equipment such as filtration systems, heaters, and pumps, and aquatics consumables such as fish food, water treatments and conditioners. Our largest aquatics brands are Tetra®, Marineland®, Whisper®, Jungle® and Instant Ocean®.

The companion animal product category includes a variety of specialty pet products including rawhide chews, dog and cat treats, small animal food and treats, clean-up and training aid products, health and grooming aids, bedding products, and consumable accessories including privacy tents, litter carpets, crystal litter cartridges, charcoal filters, corn-based litter and replaceable waste receptacles. Our largest specialty pet brands include FURminator®, 8-in-1®, Dingo®, Nature’s Miracle®, Wild Harvest® and Littermaid®.

The pet food product category includes wet and dry pet food for dogs and cats under the IAMS®, Eukanuba® and 8-in-1® brand names in European markets. On December 31, 2014, we completed the acquisition of Procter & Gamble’s European pet food business, consisting of the IAMS® and Eukanuba® brands for dogs and cats. Eukanuba® is a popular brand with breeders and veterinarians in Europe; and IAMS® is a premium brand with broad customer appeal primarily in the United Kingdom with opportunities to grow further across Europe and is positioned for consumers who treat their pets as family members and view the food they feed their pets as a way to make them happy.

Additionally, on January 16, 2015, we acquired Salix Animal Health, a vertically integrated producer and distributor of natural rawhide dog chews, treats and snacks, offering a comprehensive line of chews made from beef hides, pork, chicken, beef and other various proteins. Its two flagship brands are Healthy-Hide® that is marketed across the Good’n’Fun®, Good’n’Fit®, and Good’n’Tasty® family of brands; and Digest-eeze®. Salix will provide the segment with increased optionality for low-cost global rawhide production and supply, and expand our Dingo® dog treats business with complementary product offerings.

Our PET sales force is aligned by customer type, geographic region and product category. We sell primarily to mass merchandisers, grocery stores and drug chains, pet superstores, independent pet stores, warehouse clubs and other specialty retailers. International distribution varies by region and is often executed on a country-by-country basis.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K, for further discussion of the segment’s operating results.

Home and Garden (H&G)

The following is an overview of the H&G segment net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2016:

The controls product category includes a variety of outdoor insect and weed control solutions, and animal repellents under the brand names Spectracide®, Black Flag®, Garden Safe®, EcoLogic® and Liquid Fence®.  Our line of outdoor control solutions are designed to assist consumers in controlling insects, weeds and animals when tackling lawn and landscaping projects themselves. From selective and non-selective herbicides to pest-specific solutions, our outdoor products are available as aerosols, granules, ready-to-use or hose-end ready-to-sprays designed to fulfill a variety of consumer needs.

The household product category includes a broad array of household pest control solutions, such as spider and scorpion killers; roach and ant killers; flying insect killers; insect foggers; wasp and hornet killers; bedbug, flea and tick control products; and roach and ant baits. We also offer powerful rodent traps and rodenticides with discreet designs that are easy to refill and reuse. Our largest brands in the household insect control and rodenticide category are Hot Shot® and Black Flag®.

The repellents product category includes personal use pesticides for protection from various outdoor nuisance pests, especially mosquitoes. These products include both personal repellents in a variety of formulas such as aerosols, lotions, pump sprays and wipes to match consumers’ needs; as well as area repellents such as yard sprays, citronella candles and patio lanterns to allow consumers to enjoy the outdoors without bothersome pests. Our brands in the insect repellents category are Cutter® and Repel®.

The Home and Garden business sales force is geographically aligned with our key customers. We sell primarily to home improvement centers, mass merchandisers, dollar stores, hardware stores, home and garden distributors, and food and drug retailers, primarily in the U.S.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K, for further discussion of the segment’s operating results.

Global Auto Care (GAC)

The following is an overview of the GAC segment net sales by product category and geographic region sold (based upon destination) as a percentage of net sales for the segment for the year ended September 30, 2016:

We entered the GAC segment through our acquisition of Armored Auto Group (“AAG”) on May 21, 2015, which consists of products within the automotive aftermarket appearance, performance chemicals, and do-it-yourself automotive air conditioner recharge product categories.

The appearance product category includes protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes designed to clean, shine, refresh and protect interior and exterior automobile surfaces under the brand name Armor All®. Armor All® is a leader in the automotive aftermarket appearance products category based upon its recognized brand name, convenient application methods and product innovation.

The performance product category includes STP® branded fuel and oil additives, functional fluids and automotive appearance products that benefit from a rich heritage in the car enthusiast and racing scenes, characterized by a commitment to technology, performance and motor sports partnerships for over 60 years. The strong brand equity of STP also provides for attractive licensing opportunities that augment our presence in our core performance categories.

The A/C recharge product category includes do-it-yourself automotive air conditioner recharge products under the A/C PRO® brand name, along with other refrigerant and oil recharge kits, sealants and accessories.

The GAC business sales force is geographically aligned with key customers and supply chains. We sell primarily to big-box auto, auto specialty retail, mass retailers, food and drug retailers, and small regional and convenience store retailers. Our small regional and convenience store customers are serviced by brokers and distributors. International distribution varies by region and is often executed on a country-by-country basis.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K, for further discussion of the segment’s operating results.

Other Information

Sales, Distribution and Competition

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, construction companies and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated on a worldwide basis into a small number of regional and national mass merchandisers and e-commerce companies that generally have strong negotiating power with their suppliers. A significant percentage of our sales are attributable to a limited group of retailer customers, including (in alphabetical order), Amazon, Argos, Autozone, Dollar General, Lowe’s, PetCo, PetSmart, Target, The Home Depot, and Wal-Mart. Our sales to our largest customer, Wal-Mart, represented approximately 15% of our consolidated net sales for the fiscal year ended September 30, 2016. No other customer accounted for more than 10% of our consolidated net sales in the fiscal year ended September 30, 2016.

Factors influencing product sales include brand name recognition, perceived quality, price, performance, product packaging, design innovation, and consumer confidence and preferences as well as creative marketing, promotion and distribution strategies. We compete for limited shelf space and consumer acceptance based on location and product segment. We also compete with our retail customers, who use their own private label brands, and with distributors and foreign manufacturers of unbranded products, typically at lower prices. The Company addresses competitive challenges with the following factors:

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

•

Expansive Distribution Network. We distribute our products in approximately 160 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, construction companies and OEMs.

•

Innovative New Products, Packaging and Technologies. We have a long history of product and packaging innovations in each of our product categories and continually seek to introduce new products both as extensions of existing product lines and as new product categories.

•

Experienced Management Team. Our management team has substantial consumer products experience. On average, each senior management team member has more than 20 years of experience at Spectrum Brands, VARTA, Remington, Russell Hobbs or other branded consumer product companies such as Newell Brands and Honeywell.

Within our GBA segment, primary competitors for consumer batteries include Energizer Holdings, Inc. (Energizer); Berkshire Hathaway (Duracell); Matsushita (Panasonic) and private label brands of major retailers. Primary competitors for small appliances include Newell Brands (Oster, Sunbeam, Mr. Coffee, Crockpot, Rival, Breville), General Electric (GE), De’Longhi America (DeLonghi, Kenwood, Braun), SharkNinja f/k/a Euro-Pro (Shark, Ninja), NACCO Industries (Hamilton Beach, Proctor Silex), SEB S.A.(T-fal, Krups, Rowenta), Whirlpool Corporation (Kitchen Aid, Waring), Conair Corporate (Cuisinart), Koninklijke Philips N.V. (Philips), Glen Dimplex (Morphy Richards) and private label brands for major retailers. Primary competitors in personal care include are Koninklijke Philips Electronics N.V. (Norelco), The Procter & Gamble Company (Braun), Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited.

Within our HHI segment, primary competitors in residential locksets include Allegion (Schlage) and private label import brands such as Defiant. Primary competitors for hardware include The Hillman Group, Hampton Hardware, Crown Bolt and private label competitors. Primary competitors for plumbing include Kohler, Masco, Fortune Brands (Moen), American Standard, Glacier Bay, AquaSource, and the private label brands of major retailers.

Primary competitors in our PET segment are Mars Corporation, The Hartz Mountain Corporation and Central Garden & Pet Company which all sell a comprehensive line of pet supplies that compete across our product categories. The pet supplies product category is highly fragmented with no competitor holding a substantial market share and consists of small companies with limited product lines.

Primary competitors in our H&G segment are The Scotts Miracle-Gro Company (Scotts, Ortho, Roundup, Miracle-Gro, Tomcat); Central Garden & Pet (AMDRO, Sevin) and Bayer A.G. (Bayer Advanced), S.C. Johnson & Son, Inc. (Raid, OFF!); and Henkel AG & Co. KGaA (Combat).

Primary competitors in our GAC segment include Valvoline, Prestone, Turtle Wax, Black Magic, Energizer, Newell Brands and private label brands. We also encounter competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies, including Mothers, Meguiars, Lucas, and Sea Foam.

Seasonality

On a consolidated basis our financial results are approximately equally weighted across our quarters, however, sales of certain product categories tend to be seasonal. Sales from our GBA segment, primarily from consumer battery and electric personal care product categories tend to increase during the December holiday season (the Company’s first fiscal quarter), while small appliances sales increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (the Company’s fourth fiscal quarter) and in December for the holiday season. Sales from our HHI segment primarily increase during the spring and summer construction period (the Company’s third and fourth fiscal quarters). Sales from our PET segment remain fairly consistent throughout the year with little variation. Sales from our H&G segment and GAC segment typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) due to customer seasonal purchasing patterns and timing of promotional activities. Our sales by quarter as a percentage of annual net sales during the years ended September 30, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
First Quarter	24%	23%	25%
Second Quarter	24%	23%	23%
Third Quarter	27%	26%	25%
Fourth Quarter	25%	28%	27%

Manufacturing, Raw Materials and Suppliers

The principal raw materials used in manufacturing include zinc, electrolytic manganese dioxide used in our consumer batteries products; brass and steel used in our HHI products; and refrigerant R-134a used in our GAC A/C recharge products; that are sourced either on a global or regional basis. The prices of these raw materials are susceptible to fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We have regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage certain raw material costs we expect to incur over the next 12 to 24 months.

Substantially all of our rechargeable batteries and chargers, portable lighting products, personal care products and small appliances are manufactured by third party suppliers that are primarily located in the Asia-Pacific region. We maintain ownership of most of the tooling and molds used by our suppliers.

We continually evaluate our manufacturing facilities’ capacity and related utilization. As a result of such analyses, we have closed a number of manufacturing facilities during the past five years. In general, we believe our existing facilities are adequate for our present and foreseeable needs.

Patents and Trademarks

We use and maintain a number of patents, trademarks, brand names and trade names that are, in the aggregate, important to our businesses. We seek trademark protection in the U.S. and in foreign countries. The Company’s most significant registered trademarks are:

Segment	Trademarks
GBA	Rayovac®, VARTA®, Remington®, Black & Decker®, George Foreman®, Russell Hobbs®, Farberware®, Toastmaster®, Breadman®, Juiceman®
HHI	Kwikset®, Weiser®, Baldwin®, National Hardware®, Stanley®, Fanal®, Pfister®, Tell®
PET	Tetra®, 8-in-1®, Dingo®, Nature’s Miracle®, Wild Harvest®, Marineland®, Furminator®, Littermaid®, Birdola®, Healthy Hide®, Digest-eeze®, Iams®, Eukanuba®
H&G	Spectracide®, Cutter®, Hot Shot®, Real Kill®, Ultra Kill®, Black Flag®, Liquid Fence®, Rid-a-bug®, TAT®, Garden Safe®, Repel®
GAC	Armor All®, STP®, A/C PRO®

We own or license from third parties a significant number of patents and patent applications throughout the world relating to products we sell and manufacturing equipment we use. We hold a license that expires in March 2022 for certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd. (“Matsushita”), to whom we pay a royalty. Through our 56% ownership interest in Shaser, Inc., we have patented technology that is used in our i-Light and i-Light Reveal product line. Through ownership of our HHI segment, we own the patented SmartKey®  technology, which enables customers to easily rekey their locks without hiring a locksmith.

We acquired the rights to the VARTA® trademark in the consumer battery category and Johnson Controls Inc. acquired rights to the trademark in the automotive battery category from VARTA AG. VARTA AG continues to have rights to use the trademark with travel guides and industrial batteries and VARTA Microbattery GmbH has the right to use the trademark with micro batteries. We are party to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the VARTA ® trademark.

We license the Black & Decker® brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products through a trademark license agreement with The Black and Decker Corporation (“BDC”) through December 2018. Under the agreement, Spectrum agreed to pay BDC royalties based on a percentage of sales, with minimum annual royalty payments of $15.0 million through calendar year 2018. The agreement also requires us to comply with maximum annual return rates for products. If BDC does not agree to renew the license agreement, we have 18 months to transition out of the brand name with no minimum royalty payments during such transition period and BDC has agreed to not compete in the four categories for five years after the end of the transition period. Upon request, BDC may elect to extend the license to use the Black & Decker brand to certain additional product categories. BDC has approved several extensions of the license to additional categories and geographies.

We own the rights to use the Remington® trademark for electric shavers, shaver accessories, grooming products and personal care products; and Remington Arms Company, Inc. (“Remington Arms”) owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between Remington Products, LLC and Remington Arms provides for the shared rights to use the trademark on products which are not considered “principal products of interest” for either company. We retain the trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

We license the Stanley® and Black & Decker® marks and logos in the HHI segment for such products as residential locksets, builder’s hardware, padlocks, and door hardware through a transitional trademark license agreement with Stanley Black & Decker Corporation. Under the agreement and as part of the acquisition of the HHI Business in December 2012, Spectrum has a royalty-free, fully paid license to use certain trademarks, brand names and logos in marketing our products and services for five years after the completion of the HHI Business acquisition. Upon termination of the agreement, HHI will be obligated to discontinue any and all use of the trademarks as designated by the arrangement within 180 days following the termination.

Research and Development

Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our strong brand names, established customer relationships and significant research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality. During the years ended September 30, 2016, 2015 and 2014, we invested $58.7 million, $51.3 million and $47.9 million, respectively, in product research and development.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, considering established accruals of $4.4 million for estimated liabilities at September 30, 2016 should not be material to our business or financial condition.

Electronic and electrical products that we sell in Europe, particularly products sold under the Remington® brand name, VARTA® battery chargers, certain portable lighting and all of our batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. We believe that compliance with RoHS does not have a material effect on our capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, we have partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation we currently expect our compliance system to be sufficient to meet such requirements. Our current estimated costs associated with compliance with WEEE are not significant based on our current market share. However, we continue to evaluate the impact of the WEEE legislation as EU member states implement guidance and as our market share changes and, as a result, actual costs to our company could differ from our current estimates and may be material to our business, financial condition or results of operations. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. We currently believe that compliance with the Battery Directive does not have a material effect on our capital expenditures, financial condition, earnings or competitive position. EU member states have adopted enabling legislation required by the directive and issued additional guidance. We will continue to evaluate the impact of the Battery Directive and its enabling legislation.

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

Certain A/C products containing R-134a are subject to regulation in the U.S. markets under the EPA’s Significant New Alternative Policy ("SNAP Program"), which implements international agreements restricting the use of certain refrigerants. The EPA has identified use of R-134a in new automotive air conditioning systems as an approved use up to the 2020 automotive model year. The EPA has not yet approved a replacement refrigerant under the SNAP program for sale in small cans for automotive use for automobiles produced beginning with the 2021 model year, and future rulemakings from the agency are anticipated. We currently believe that compliance with current and future SNAP regulations will not have a material effect on our capital expenditures, financial condition, earnings or competitive position. However, until such time as future regulations are issued and future alternate refrigerants are approved for sale in small cans, a full evaluation of these costs cannot be completed. We will continue to evaluate the impact of the SNAP Program as the EPA issues additional guidance.

Employees

We have approximately 15,700 full-time employees worldwide as of September 30, 2016. Approximately 14% of our total labor force is covered by collective bargaining agreements. There are 5 collective bargaining agreements that will expire during our fiscal year ending September 30, 2017, which cover approximately 38% of the labor force under collective bargaining agreements, or approximately 5% of our total labor force. We believe that our overall relationship with our employees is good.

ITEM 1A.RISK FACTORS

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

We have, and we expect to continue to have, a significant amount of indebtedness. As of September 30, 2016, we had total indebtedness under senior secured facilities, notes and other debt instruments of approximately $3.7 billion. Our substantial indebtedness has had, and could continue to have, material adverse consequences for our business, and may:

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

Furthermore, a portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Restrictive covenants in the senior secured facilities and the Indentures may restrict our ability to pursue our business strategies.

The senior secured facilities and the Indentures each restrict, among other things, asset dispositions, mergers and acquisitions, dividends, stock repurchases and redemptions, other restricted payments, indebtedness and preferred stock, loans and investments, liens and affiliate transactions. The senior secured facilities and the Indentures also contain customary events of default. These covenants could, among other things, limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully. In addition, the senior secured facilities and the Indentures require us to dedicate a portion of cash flow from operations to payments on debt and also contain borrowing restrictions based on, among other things, our fixed charge coverage ratio. Furthermore, the credit agreement governing our senior secured facilities contains a financial covenant relating to maximum leverage. Such requirements and covenants could limit the flexibility of our restricted entities in planning for, or reacting to, changes in the industries in which they operate. Our ability to comply with these covenants is subject to certain events outside of our control. If we are unable to comply with these covenants, the lenders under our senior secured facilities could terminate their commitments and the lenders under our senior secured facilities or the holders of the notes could accelerate repayment of our outstanding borrowings and, in either case, we may be unable to obtain adequate refinancing of outstanding borrowings on favorable terms or at all. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured facilities will also have the right to proceed against the collateral granted to them to secure the indebtedness owed to them. If our obligations under the senior secured facilities are accelerated, we cannot assure you that our assets would be sufficient to repay in full such indebtedness.

The sale or other disposition by HRG Group, Inc. (“HRG”), the holder of a majority of the outstanding shares of our common stock, to non-affiliates of a sufficient amount of the common stock of the Company would constitute a change of control under the agreements governing the Company’s debt.

HRG owns a majority of the outstanding shares of the common stock of the Company. The sale or other disposition by HRG to non-affiliates of a sufficient amount of the common stock of the Company could constitute a change of control under certain of the agreements governing the Company's debt, including any foreclosure on or sale of the Company's common stock pledged as collateral by HRG pursuant to the indenture governing HRG's 7.875% Senior Secured Notes due 2019. Under the senior secured facilities, a change of control is an event of default and, if a change of control were to occur, the Company would be required to amend these facilities to avoid a default. If the Company was unable to amend these facilities, the lenders could accelerate the maturity of any outstanding debt under these facilities. In addition, under the Indentures, upon a change of control of the Company, the Company is required to offer to repurchase such notes from the holders at a price equal to 101% of the principal amount of the notes plus accrued interest or obtain a waiver of default from the holders of such notes. If the Company were unable to make the change of control offer, or to obtain a waiver of default, it would be an event of default under the indentures that could allow holders of such notes to accelerate the maturity of the notes. See the risk factor entitled “HRG and its significant stockholders exercise significant influence over us and their interests in our business may be different from the interests of our stockholders” in this Form 10-K.

We face risks related to the current economic environment.

The economic environment and related turmoil in the global financial system in recent years had an impact on our business and financial condition, and we may face additional challenges if economic and financial market conditions deteriorate in the future.

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

In the last few years, concern over continuing high unemployment, stagnant economic performance and government debt levels in many European Union countries caused significant fluctuations of the Euro relative to other currencies, such as the U.S. Dollar. Continued weakness of the European economy could lead to a decrease in consumer confidence, which could cause reductions in discretionary spending and demand for our products. Furthermore, sovereign debt issues could also lead to further significant, and potentially longer-term, economic issues such as reduced economic growth and devaluation of the Euro against the U.S. Dollar, any of which could adversely affect our business, financial conditions and operating results. Moreover, risks related to the United Kingdom’s 2016 referendum to exit the European Union could exacerbate the foregoing risks and create additional uncertainty for our business. See the risk factor entitled “We face risks relating the United Kingdom’s 2016 referendum, which called for its exit from the European Union” in this form 10-K.

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

We compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived product quality, price, performance, product features and enhancements, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies, and new product introductions. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

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

In the consumer battery product category, our primary competitors are Duracell (a brand of Berkshire Hathaway), Energizer and Panasonic (a brand of Matsushita). In the personal care product category, our primary competitors are Braun (a licensed brand of Procter & Gamble), Norelco (a brand of Philips), and Conair, Wahl, and Helen of Troy. In our PET business, our primary competitors are Central Garden & Pet, Mars and Hartz. In the H&G business, our principal national competitors are Scotts, Central Garden & Pet and S.C. Johnson. Our principal national competitors within our small appliances product category include Newell Brands, DeLonghi America, SharkNinja (f/k/a Euro-Pro Operating LLC), NACCO Industries, Inc. and SEB S.A. In the HHI business, our principal competitors are Fortune Brands, Allegion, Masco, Kohler and American Standard. In the GAC business, our primary competitors are Valvoline, Prestone, Turtle Wax, Black Magic, Energizer and store brands.

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

We face risks relating to the United Kingdom’s 2016 referendum, which called for its exit from the European Union.

The announcement of the referendum regarding the United Kingdom’s (“UK”) membership in the European Union (“EU”) on June 23, 2016 (referred to as “Brexit”), advising for the exit of the UK from the EU, has adversely impacted global markets and foreign currencies. In particular, the value of the Pound Sterling has sharply declined as compared to the US Dollar and other currencies. This volatility in foreign currencies is expected to continue as the UK negotiates and executes its exit from the EU, but there is uncertainty over what time period this will occur. A significantly weaker Pound Sterling compared to the US Dollar could have a significant negative effect on the Company’s business, financial condition and results of operations. The decrease in value to the Pound Sterling and impacts across global markets and foreign currencies may influence trends in consumer confidence and discretionary spending habits, but given the lack of precedent and uncertainty, it is unclear how the implications will affect us.

The UK is expected to remain a member of the EU for some period of time and there is generally not expected to be any immediate change in either EU or UK law as a consequence of the “leave” vote. However, we can provide no assurances that such consequences will not occur. Negotiations will commence to determine the future terms of the UK relationship with the EU, including, among other things, the terms of trade between the UK and the EU. The effects of Brexit will depend on many factors, including any agreements that the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit and others we cannot anticipate, could materially and adversely affect our business, business opportunities, results of operations, financial condition, liquidity and cash flows.

Sales of certain of our products are seasonal and may cause our operating results and working capital requirements to fluctuate.

On a consolidated basis our financial results are approximately equally weighted across our quarters, however, sales of certain product categories tend to be seasonal. Sales from our GBA segment, primarily from consumer battery and electric personal care product categories tend to increase during the December holiday season (the Company’s first fiscal quarter), while small appliances sales increase from July through December primarily due to the increased demand by customers in the late summer for “back-to-school” sales (the Company’s fourth fiscal quarter) and in December for the holiday season. Sales from our HHI segment primarily increase during the spring and summer construction period (the Company’s third and fourth fiscal quarters). Sales from our PET segment remain fairly consistent throughout the year with little variation. Sales from our H&G segment and GAC segment typically peak during the first six months of the calendar year (the Company’s second and third fiscal quarters) due to customer seasonal purchasing patterns and timing of promotional activities. As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

Adverse weather conditions during our peak selling seasons for our home and garden control and auto care products could have a material adverse effect on our home and garden business and auto care business.

Weather conditions have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. For example, periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides. Adverse weather conditions during the first six months of the calendar year (the Company’s second and third fiscal quarters), when demand for home and garden control products typically peaks, could have a material adverse effect on our home and garden business and our financial results during such period. Weather can also influence customer behavior for our auto care products, especially with appearance and A/C recharge products, which sell best during warm, dry weather. There could be a material adverse effect on the auto care segment if the weather is cold or wet, during the spring and summer seasons when demand typically peaks.

We are subject to significant international business risks that could hurt our business and cause our results of operations to fluctuate.

Approximately 36% of our net sales for the fiscal year ended September 30, 2016 were to customers outside of the U.S. Our pursuit of international growth opportunities may require significant investments for an extended period before returns on these investments, if any, are realized. Our international operations are subject to risks including, among others:

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

As of September 30, 2016, we had U.S. federal net operating loss carryforwards (“NOLs”) of $759 million and state NOL tax benefits of $61 million with capital loss carryforwards of $20 million. These NOLs expire through years ending in 2036.  During Fiscal 2016, we concluded that it was now more likely than not that the majority of the federal and state deferred tax assets will create tax benefits in the future and as such released the valuation allowance on the tax benefits during Fiscal 2016.

As a consequence of earlier business combinations and issuances of common stock, the Company and its subsidiaries have had various changes of ownership, as defined under Section 382 of the Internal Revenue Code (the “IRC”) of 1986, as amended, that continue to subject a significant amount of the Company’s U.S. NOLs and other tax attributes to certain limitations. As of September 30, 2016, a $204 million valuation allowance is still recorded on certain federal and state tax carryforwards that are expected to expire due to the ownership change limitations, capital losses, foreign tax credits, and state NOLs that we do not believe we will earn enough taxable income to utilize.

As of September 30, 2016, we estimate that approximately $460 million of the total U.S. federal NOLs with a federal tax benefit of $161 million and tax benefits of $17 million related to state NOLs would expire unused even if the Company generates sufficient income to otherwise use all its NOLs, due to the ownership change limitations in the IRC. An additional $19 million of tax benefits related to capital losses and credits are expected to expire unused.

If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our future cash taxes could be materially and negatively impacted.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.

As a result of consolidation of retailers and consumer trends toward national mass merchandisers, a significant percentage of our sales are attributable to a limited group of customers. Our largest customer, Wal Mart, accounted for 15% of our consolidated net sales for the fiscal year ended September 30, 2016. As these mass merchandisers and retailers grow larger and become more sophisticated, they may demand lower pricing, special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Because of the importance of these key customers, demands for price reductions or promotions, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

Although we have long-established relationships with many of our customers, we do not have long-term agreements with them and purchases are generally made through the use of individual purchase orders. Any significant reduction in purchases, failure to obtain anticipated orders or delays or cancellations of orders by any of these major customers, or significant pressure to reduce prices from any of these major customers, could have a material adverse effect on our business, financial condition and results of operations. Additionally, a significant deterioration in the financial condition of the retail industry in general, the bankruptcy of any of our customers or any of our customers ceasing operations could have a material adverse effect on our sales and profitability.

As a result of retailers maintaining tighter inventory control, we face risks related to meeting demand and storing inventory.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the fiscal year ended September 30, 2016, approximately 36% of our net sales and operating expenses were denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and as a result of acquisitions in these markets and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies will affect our cost of goods sold and our operating margins and could result in exchange losses or otherwise have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from, and loans to, our subsidiaries, as well as sales to, purchases from, and bank lines of credit with, our customers, suppliers and creditors that are denominated in foreign currencies.

We source many products from China and other Asian countries. To the extent the Chinese Renminbi (“RMB”) or other currencies appreciate with respect to the U.S. dollar, we may experience fluctuations in our results of operations. Since 2005, the RMB has no longer been pegged to the U.S. dollar at a constant exchange rate and instead fluctuates versus a basket of currencies. Although the People’s Bank of China has historically intervened in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate within a flexible peg range against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

We are subject to three EU Directives that may have a material impact on our business: Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RUHSEEE”), Waste of Electrical and Electronic Equipment (“WEEE”) and the Directive on Batteries and Accumulators and Waste Batteries (“DBAWB”), discussed below. RUHSEEE requires us to eliminate specified hazardous materials from products we sell in EU member states. WEEE requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The EU DBAWB bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as us. The costs associated with maintaining compliance or failing to comply with the EU Directives may harm our business. For example:

•

Although contracts with our suppliers address related compliance issues, we may be unable to procure appropriate RUHSEEE-compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

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

In our GBA segment, we license the use of the Black and Decker® brand for marketing in certain small household appliances in North America, South America (excluding Brazil) and the Caribbean. In July 2014, The Black and Decker Corporation (“BDC”) extended the license agreement through December 2018. The failure to renew the license agreement with BDC or to enter into a new agreement on acceptable terms for the period following December 2018 could have a material adverse effect on our financial condition, liquidity and results of operations. Additionally, in connection with our acquisition of the HHI Business, pursuant to a transitional trademark license agreement, Stanley Black and Decker granted us the right to use the Stanley® and Black and Decker® marks and logos, and certain other marks and logos, for up to five years after the completion of the acquisition in connection with certain products and services. When our right to use these trademarks, brand names and logos expires, we may not be able to maintain or enjoy comparable name recognition or status under our new brand. If we are unable to successfully manage the transition of our business to our new brand, our reputation among our customers could be adversely affected, and our revenue and profitability could decline.

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

We sell a significant number of products that are manufactured by third party suppliers over which we have no direct control. While we have implemented processes and procedures to try to ensure that the suppliers we use are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in our marketing and distribution of contaminated, defective or dangerous products which could subject us to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate our ability to purchase products. Any or all of these effects could adversely affect our business, financial condition and results of operations.

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

In the ordinary course of our business, we may be named as a defendant in lawsuits involving product liability claims. In any such proceeding, plaintiffs may seek to recover large and sometimes unspecified amounts of damages, and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. Additionally, we do not maintain product recall insurance. We may not be able to maintain such insurance on acceptable terms, if at all, in the future. Moreover, any adverse publicity arising from claims made against us, even if the claims were not successful, could adversely affect the reputation and sales of our products. In particular, product recalls or product liability claims challenging the safety of our products may result in a decline in sales for a particular product and could damage the reputation or the value of the related brand. This could be true even if the claims themselves are ultimately settled for immaterial amounts. This type of adverse publicity could occur and product liability claims could be made in the future.

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

Moreover, there are adopted and proposed international accords and treaties, as well as federal, state and local laws and regulations, that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for our products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of our products are made. We may incur some of these costs directly and others may be passed on to us from our third-party suppliers. Although we believe that we are substantially in compliance with applicable environmental laws and regulations at our facilities, we may not always be in compliance with such laws and regulations or any new laws and regulations in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, in connection with certain business acquisitions, we have assumed, and in connection with future acquisitions may assume in the future, certain potential environmental liabilities. To the extent we have not identified such environmental liabilities or to the extent the indemnifications obtained from our counterparties are insufficient to cover such environmental liabilities, these environmental liabilities could have a material adverse effect on our business.

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

A cybersecurity breach or failure of one or more key information technology systems could have a material adverse impact on our business or reputation.

We rely extensively on information technology (IT) systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business.

Our IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. We continue to assess potential threats and make investments seeking to address these threats, including monitoring of networks and systems and upgrading skills, employee training and security policies for the Company and its third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third-party providers’ databases or systems. If the IT systems, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss, significant unavailability of or disclosure of our business or stakeholder information, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.

Our actual or perceived failure to adequately protect personal data could adversely affect our business, financial condition and results of operations.

A variety of state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy and data protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Compliance with these laws and regulations can be costly and can delay or impede the development of new products.

We historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework under Directive 95/46/EC (commonly referred to as the “Data Protection Directive”) agreed to by the U.S. Department of Commerce and the EU. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., recently was invalidated by a decision of the European Court of Justice (or the “ECJ”).

On July 12, 2016, the European Commission adopted the EU-U.S. Privacy Shield, which provides a framework for the transfer of personal data of EU data subjects, and on May 4, 2016, the EU General Data Protection Regulation (“GDPR”), which will replace Directive 95/46/EC, was formally published. The GDPR will go into effect on May 25, 2018 and as a regulation as opposed to a directive will be directly applicable in EU member states. Among other things, the GDPR applies to data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects.

In light of these developments, we are reviewing our business practices and may find it necessary or desirable to make changes to our personal data handling to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate content, and therefore the effect, of data protection regulation over time.

Our actual or alleged failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity, increase our operating costs, subject us to claims or other remedies and have a material adverse effect on our business, financial condition, and results of operations.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

On occasion, customers have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on certain third party trademarks, brand names and logos of which we do not have exclusive use of. Public perception that any such third party trademarks, brand names and logos used by us are not safe, whether justified or not, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, we may experience an increased risk of labor disruptions and our results of operations and financial condition may suffer.

Approximately 14% of our total labor force is covered by collective bargaining agreements. There are 5 collective bargaining agreements that will expire during our fiscal year ending September 30, 2016, which cover approximately 38% of the labor force under collective bargaining agreements, or approximately 5% of our total labor force. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than our existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which we are subject, there can be no assurances that we will be able to do so and any noncompliance could subject us to disruptions in our operations and materially and adversely affect our results of operations and financial condition.

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

We expect to incur one-time costs in connection with integrating our operations, products and personnel and those of businesses we acquire into a combined company, in addition to costs related directly to completing such acquisitions. We would expect similar costs to be incurred with any future acquisition. These costs may include expenditures for:

•	employee redeployment, relocation or severance;
•	integration of operations and information systems;
•	combination of research and development teams and processes; and
•	reorganization or closures of facilities.

In addition, we expect to incur a number of non-recurring costs associated with combining our operations with those of acquired businesses. Additional unanticipated costs may yet be incurred as we integrate our business with acquired businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of acquired businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term. Additionally, while we expect to benefit from leveraging distribution channels and brand names among the Company and the businesses we acquire, we cannot assure you that we will achieve such benefits.

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

A change in governmental regulations regarding the use of refrigerant gas R-134a or its potential future substitutes could have a material adverse effect on GAC’s ability to sell its aftermarket A/C products.

The refrigerant R-134a is critical component of the Company’s aftermarket A/C products and is used in products which comprised approximately 34% of GAC’s net sales, or approximately 3% of the Company’s net sales, in the year ended September 30, 2016. Older generation refrigerants such as R-12 (Freon) have been regulated for some time in the United States and elsewhere, due to concerns about their potential to contribute to ozone depletion. In recent years, refrigerants such as R-134a, which is an approved substitute for R-12, have also become the subject of regulatory focus due to their potential to contribute to global warming.

The European Union has passed regulations that require the phase out of R-134a in automotive cooling systems in new vehicles by 2017. In the United States, the Company has reported that it cannot predict what future action, if any, the EPA will take on the regulation of R-134a. But based on currently available information, it believes that it would take some time for suitable alternatives to R-134a to come into full scale commercial production and therefore such alternatives would not be readily available for wide spread use in new car models. If the future use of R-134a is phased out or is limited or prohibited in jurisdictions in which we do business, the future market for GAC’s products containing R-134a may be limited, which could have a material adverse impact on its results of operations, financial condition, and cash flows.

In addition, regulations may be enacted governing the packaging, use and disposal of the Company’s products containing refrigerants. For example, regulations are currently in effect in California that govern the sale and distribution of products containing R-134a. While the Company has reported that it is not aware of any noncompliance with such regulations, its failure to comply with these or possible future regulations in California, or elsewhere, could result in material fines or costs or the inability to sell its products in those markets, which could have a material adverse impact on the results of operations, financial condition and cash flows. If substitutes for R-134a become widely used in A/C systems and their use for DIY and retrofit purposes are not approved by the EPA, it could have a material adverse effect on GAC’s results of operations, financial condition, and cash flows. In addition, the cost of HFO-1234yf, the leading long-term alternative to R-134a being proposed in the United States and the European Union for use in the A/C systems of new vehicles, will likely be higher than that of R-134a. If HFO-1234yf becomes widely used and the Company is able to develop products using HFO-1234yf, but is unable to price its products to reflect the increased cost of HFO-1234yf, it could have a material adverse effect on its results of operations, financial condition and cash flow.

All of GAC’s refrigerant products are produced at one facility, and a significant disruption or disaster at such a facility could have a material adverse effect on its results of operations.

GAC’s manufacturing facility consists of one site which is located in Garland, Texas and thus GAC is dependent upon the continued safe operation of this facility. Its facility is subject to various hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including human error, leaks and ruptures, explosions, floods, fires, inclement weather and natural disasters, power loss or other infrastructure failures, mechanical failure, unscheduled downtime, regulatory requirements, the loss of certifications, technical difficulties, labor disputes, inability to obtain material, equipment or transportation, environmental hazards such as remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other risks. Many of these hazards could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operation problems at GAC’s facility due to any of these hazards could cause a disruption in the production of its products. GAC may also encounter difficulties or interruption as a result of the application of enhanced manufacturing technologies or changes to production lines to improve GAC’s throughput or to upgrade or repair its production lines. The Company’s insurance policies have coverage in case of significant damage to its manufacturing facility but may not fully compensate GAC for the cost of replacement for any such damage and any loss from business interruption. As a result, GAC may not be adequately insured to cover losses resulting from significant damage to its manufacturing facility. Any damage to its facility or interruption in manufacturing could result in production delays and delays in meeting contractual obligations which could have a material adverse effect on GAC’s relationship with its customers and on its results of operations, financial condition or cash flows in any given period.

HRG and its significant stockholders exercise significant influence over us and their interests in our business may be different from the interests of our stockholders.

HRG, as our majority stockholder, and its significant stockholders, have the ability to influence the outcome of any corporate action by us that requires stockholder approval, including, but not limited to, the election of directors, approval of merger transactions and the sale of all or substantially all of our assets. In addition, we are a party to a stockholder agreement with HRG and certain of its stockholders.

This influence and actual control may have the effect of discouraging offers to acquire the Company because any such consummation would likely require the consent of HRG and perhaps certain of its stockholders. HRG may also delay or prevent a change in control of the Company.

In addition, because HRG owns more than 50% of the voting power of the Company, the Company is considered a controlled company under the NYSE listing standards. As such, the NYSE corporate governance rules requiring that a majority of the Company’s board of directors and the Company’s entire compensation committee or the nominating and corporate governance committee be independent do not apply. As a result, the ability of the Company’s independent directors to influence its business policies and affairs may be reduced.

If HRG were to sell substantial amounts of the Company’s common stock in the public market, or investors perceive that these sales could occur, the market price of the Company's common stock could be adversely affected. The Company has entered into a registration rights agreement (the “Registration Rights Agreement”) with HRG, certain of HRG’s stockholders and certain other of our stockholders. If requested properly under the terms of the Registration Rights Agreement, these stockholders have the right to require the Company to register all or some of such shares for sale under the Securities Act in certain circumstances, and also have the right to include those shares in a registration initiated by the Company. If the Company is required to include the shares of its common stock held by these stockholders pursuant to these registration rights in a registration initiated by the Company, sales made by such stockholders may adversely affect the price of the Company's common stock and ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be registered and sold in the public market or demand that the Company register its shares on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of the Company’s common stock.

We are one of several companies in which HRG owns a controlling interest. The interests of HRG and these other companies may, from time to time, diverge from the interests of other of the Company’s stockholders and from each other, particularly with regard to new investment opportunities. HRG is not restricted from investing in other businesses involving or related to the marketing or distribution of household products, pet and pest products and personal care products. HRG may also engage in other businesses that compete or may in the future compete with the Company.

Our Restated Bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our restated bylaws, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Even though the Company’s common stock is currently traded on the NYSE, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in the Company’s common stock on the NYSE has been relatively low when compared with larger companies listed on the NYSE or other stock exchanges. Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares. We cannot predict the effect, if any, that future sales of the Company’s common stock in the market, or the availability of shares of its common stock for sale in the market, will have on the market price of the Company’s common stock. We can give no assurance that sales of substantial amounts of the Company’s common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of the Company’s common stock to decline or impair the Company’s future ability to raise capital through sales of its common stock. Furthermore, because of the limited market and generally low volume of trading in the Company’s common stock that could occur, the share price of its common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market's perception of our business, and announcements made by the Company, its competitors or parties with whom the Company has business relationships. The lack of liquidity in the Company’s common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Factors that may influence the price of the common stock include, without limitation, the following:

•	loss of any of our key customers or suppliers;
•	additions or departures of key personnel;
•	sales of common stock;
•	our ability to execute our business plan;
•	announcements and consummations of business acquisitions;
•	operating results that fall below expectations;
•	additional issuances of common stock;
•	low volume of sales due to concentrated ownership of common stock;
•	intellectual property disputes;
•	industry developments;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results; and
•	market concerns with respect to the potential indirect impact of matters not directly involving the Company but impacting HRG or its affiliates.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock. You should also be aware that price volatility might be worse if the trading volume of shares of the common stock is low.

Additional issuances of the Company’s common stock may result in dilution to its existing stockholders.

Under our equity incentive plan approved by the shareholders on March 1, 2011, called the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “2011 Equity Plan”), 4,625,676 shares of common stock of the Company, net of cancellations, were authorized to be issued. At the 2014 annual shareholders meeting, the 2011 Equity Plan was amended to increase the shares issuable by 1,000,000; therefore, a total of 5,625,676 shares, net of cancellations, are authorized to be issued under such plan. Increases to the number of shares issuable under the 2011 Equity Plan are subject to approval by the Board of Directors and shareholders. As of September 30, 2016, we have issued 4,525,494 restricted stock units (or the equivalent number of shares of common stock upon the lapsing of the applicable restrictions) under the 2011 Plan and have a remaining authorization to issue up to a total of 1,100,182 shares of our common stock, or options or restricted stock units exercisable for shares of common stock.

In addition, the Company’s board of directors has the authority to issue additional shares of capital stock to provide additional financing or for other purposes in the future. The issuance of any such shares or exercise of any such options may result in a reduction of the book value or market price of the outstanding shares of common stock. If we do issue any such additional shares or any such options are exercised, such issuance or exercise also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of a holder of shares of common stock could be decreased. Further, any such issuance or exercise could result in a change of control. Under our certificate of incorporation, holders of 5% or more of the outstanding common stock or capital stock into which any shares of common stock may be converted have certain rights to purchase their pro rata share of certain future issuances of securities.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following lists our principal owned or leased administrative, manufacturing, packaging and distribution facilities at September 30, 2016:

Corporate & Administrative

Location	Function / Use	Owned / Leased
U.S. Locations
Middleton, Wisconsin	World Headquarters & GBA Headquarters	Leased
Danbury, Connecticut	GAC Headquarters	Leased
Earth City, Missouri	Pet, Home & Garden Headquarters	Leased
Lake Forest, California	HHI Headquarters	Leased
Miami Lakes, Florida	Latin America Headquarters	Leased
Non-U.S. Locations
Manchester, England	UK Headquarters	Owned
Mentone, Australia	APAC Headquarters	Leased
Sulzbach, Germany	Europe Headquarters	Leased
Mississauga, Canada	Canada Headquarters	Leased

Global Batteries and Appliances (GBA)

Location	Function / Use	Owned / Leased
U.S. Locations
Fennimore, Wisconsin	Battery Manufacturing	Owned
Portage, Wisconsin	Battery Manufacturing	Owned
DeForest, Wisconsin	Distribution	Leased
Dixon, Illinois	Distribution	Leased
Redlands, California	Distribution	Leased
Non-U.S. Locations
Dischingen, Germany	Battery Manufacturing	Leased
Guatemala City, Guatemala	Battery Manufacturing	Owned
Jaboatao, Brazil	Battery Manufacturing	Owned
Washington, UK	Battery Manufacturing	Leased
Ellwangen-Neunheim, Germany	Distribution	Leased
Guatemala City, Guatemala	Distribution	Owned
Mentone, Australia	Distribution	Leased
Santo Domingo, Dominican Republic	Distribution	Owned
Wolverhampton, England	Distribution	Owned

Home & Hardware Improvement (HHI)

Location	Function / Use	Owned / Leased
U.S. Locations
Charlotte, North Carolina	Manufacturing & Distribution	Leased
Houston, Texas	Manufacturing & Distribution	Leased
Lititz, Pennsylvania	Manufacturing & Distribution	Leased
Denison, Texas	Manufacturing	Leased
Birmingham, Alabama	Distribution	Leased
Dallas, Texas	Distribution	Leased
Denison, Texas	Distribution	Owned
Elkhart, Indiana	Distribution	Leased
Mira Loma, California	Distribution	Leased
Non-U.S. Locations
Mexicali, Mexico	Manufacturing & Distribution	Leased
Chia-Yi, Taiwan	Manufacturing	Leased
Nogales, Mexico	Manufacturing	Owned
Subic Bay, Philippines	Manufacturing	Owned
Xiamen, China	Manufacturing	Leased
Xiaolan, China	Manufacturing	Leased
Brockville, Canada	Distribution	Leased
Shenzhen, China	Distribution	Leased

Global Pet Supplies (PET)

Location	Function / Use	Owned / Leased
U.S. Locations
Blacksburg, Virginia	Manufacturing	Owned
Bridgeton, Missouri	Manufacturing	Leased
Noblesville, Indiana	Manufacturing	Owned
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased
Non-U.S. Locations
Bogota, Colombia	Manufacturing & Distribution	Leased
Ambato, Ecuador	Manufacturing	Leased
Coevorden, Netherlands	Manufacturing	Owned
Leon, Mexico	Manufacturing	Leased
Melle, Germany	Manufacturing	Owned
Phnom Penh, Cambodia	Manufacturing	Leased
Melle, Germany	Distribution	Leased

Home & Garden (H&G)

Location	Function / Use	Owned / Leased
U.S. Locations
St. Louis, Missouri	Manufacturing	Leased
Edwardsville, Illinois	Distribution	Leased

Global Auto Care (GAC)

Location	Function / Use	Owned / Leased
U.S. Locations
Garland, Texas	Manufacturing & Distribution	Leased
Mentor, Ohio	Manufacturing & Distribution	Leased
Painesville, Ohio	Manufacturing & Distribution	Owned
Non-U.S. Locations
Ebbw Vale, Gwent, Wales	Manufacturing & Distribution	Leased

We also own, operate or contract with third parties to operate distribution centers, sales and other administrative offices throughout the world in support of our business. We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

ITEM 3.LEGAL PROCEEDINGS

Litigation

We are a defendant in various matters of litigation generally arising out of the ordinary course of business.

We do not believe that any matters or proceedings presently pending will have a material adverse effect on our results of operations, financial condition, liquidity or cash flows.

Environmental

We have provided for the estimated costs associated with environmental remediation activities at some of our current and former manufacturing sites. We believe that any additional liability that may result from the resolution of these matters in excess of the amounts provided of approximately $4.4 million will not have a material adverse effect on our financial condition, results of operations or cash flows.

We are subject to various federal, state and local environmental laws and regulations. We believe we are in substantial compliance with all such environmental laws that are applicable to our operations. See also the discussion captioned “Governmental Regulations and Environmental Matters” under Item 1 above.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB”. As of November 17, 2016, there were approximately 5 holders of record based upon data provided by the transfer agent for the SBH’s common stock. We believe the number of beneficial holders of SBH’s common stock is significantly in excess of this amount. The following table sets forth the reported high and low bid prices per share of SBH common stock as reported on the NYSE Composite Transaction Tape, for the fiscal period indicated:

	High	Low
Year Ended September 30, 2016
Quarter ended September 30, 2016	$138.95	$114.63
Quarter ended July 3, 2016	$122.52	$106.91
Quarter ended April 3, 2016	$110.39	$87.65
Quarter ended January 3, 2016	$103.57	$89.88
Year Ended September 30, 2015
Quarter ended September 30, 2015	$106.55	$88.28
Quarter ended June 28, 2015	$105.07	$86.02
Quarter ended March 29, 2015	$98.83	$89.14
Quarter ended December 28, 2014	$98.36	$81.03

SB/RH is a wholly-owned subsidiary of SBH and accordingly, there is no established public trading market for its equity securities. As of November 17, 2016, there is only one record holder of its equity securities. During the years ended September 30, 2016 and 2015, SB/RH paid cash dividends of $97.2 million and $72.1 million, respectively, to SBH. Certain restrictive covenants within the Company’s debt facilities impose limitations on payment of dividends by SB/RH’s subsidiaries to SB/RH and to SBH.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 28, 2015, the Board of Directors of SBH approved a $300 million common stock repurchase program.  The authorization is effective for 36 months. The following table reflects all shares repurchased, inclusive of shares purchased under the program:

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that may
	Purchased	Per Share	as Part of Plan	Yet Be Purchased
As of September 30, 2015	130,000	$98.18	130,000	$287,236,600
Quarter ended January 3, 2016	428,700	93.88	428,700	246,989,425
Quarter ended April 3, 2016	—	—	—	246,989,425
Quarter ended July 3, 2016	—	—	—	246,989,425
Quarter ended September 30, 2016	21,387	132.33	21,387	244,159,304
As of September 30, 2016	580,087	$96.26	580,087	$244,159,304

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock to the cumulative total return of (i) the Russell 1000 Financial Index, (ii) Russell 2000 Financial Index and (iii) our peer group selected in good faith, which is composed of the following companies (alphabetical order): Central Garden and Pet Company, Church & Dwight Co., Inc., The Clorox Company, Edgewell Personal Care Company, Energizer Holdings, Inc., Fortune Brands Home & Security, Inc., Hanesbrands, Inc., Hasbro, Inc., Helen of Troy Limited, Mattel, Inc., Newell Brands, Inc., Nu Skin Enterprises, Inc., The Scotts Miracle-Gro Company, Stanley Black & Decker, Inc., and Tupperware Brands Corporation. For 2016, the peer group has been revised to delete Jarden Corporation because it was acquired by Newell Brands Inc. during 2016 and is no longer a public company. In connection with this transaction, Newell Brands Inc. succeeded to the business of Newell Rubbermaid Inc., and therefore Newell Brands Inc. has replaced Newell Rubbermaid Inc. in the peer group. Additionally, for 2016, the peer group has been revised to add Helen of Troy Limited because of its personal care products industry focus, comparable annual revenues and market capitalization to the Company. In addition for 2016, in accordance with Regulation S-K Item 201(e)(4), the graph now displays a comparison to the Russell 1000 index in addition to the Russell 2000, because during the index’s annual 2016 reconstitution process the Company was moved into the Russell 1000 from the Russell 2000.

The comparison below assumes that $100 was invested in (i) the common stock of SBH from September 30, 2011 until September 30, 2016. The comparison is based upon the closing price of the common stock, as applicable, and assumes the reinvestment of all dividends, if any. The returns of each of the companies in our peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated.

ITEM 6.SELECTED FINANCIAL DATA

Spectrum Brands Holdings, Inc.

The following selected historical financial data is derived from SBH’s audited consolidated financial statements as of and for the years ended September 30. The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this Annual Report.

(in millions, except per share data)	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
Statement of Operations Data
Net sales	$5,039.7	$4,690.4	$4,429.1	$4,085.6	$3,252.4
Gross profit	1,919.9	1,670.3	1,568.9	1,390.3	1,115.7
Operating income	656.2	474.1	481.9	351.2	301.7
Interest expense	250.0	271.9	202.1	375.6	191.9
Income (loss) from operations before income taxes	397.6	193.3	273.5	(27.9)	109.0
Income tax expense	40.0	43.9	59.0	27.4	60.4
Net income (loss)	357.6	149.4	214.5	(55.3)	48.6
Net income (loss) attributable to controlling interest	357.1	148.9	214.1	(55.2)	48.6
Restructuring and Related Charges
Cost of goods sold	$0.5	$2.1	$3.7	$10.0	$9.8
Operating expenses	14.7	26.6	19.2	24.0	9.7
Earnings (Loss) Per Share of Common Stock
Basic	$6.02	$2.68	$4.07	$(1.06)	$0.94
Diluted	5.99	2.66	4.02	(1.06)	0.91
Dividends per share	1.47	1.27	1.15	0.75	1.00
Weighted Average Shares Outstanding
Basic	59.3	55.6	52.6	52.0	51.6
Diluted	59.6	55.9	53.3	52.0	53.3
Cash Flow and Related Data
Net cash provided by operating activities	$615.0	$444.3	$432.7	$256.5	$258.8
Purchase of property, plant and equipment	95.2	89.1	73.3	82.0	46.8
Depreciation and amortization	183.0	170.0	157.6	139.9	104.6
Statement of Financial Position Data (at September 30)
Cash and cash equivalents	$275.3	$247.9	$194.6	$207.3	$158.0
Working capital (6)(7)	537.3	660.6	485.0	497.5	422.7
Total assets (7)(8)	7,069.1	7,193.8	5,429.6	5,543.2	3,695.9
Total debt (8)	3,620.2	3,905.9	2,939.7	3,153.6	1,630.0
Total equity	1,844.0	1,606.8	1,086.8	940.1	989.1
(1)

For the year ended September 30, 2016, interest expense includes $15.6 million of tender premium and a non-cash expense of $5.8 million as a result of the write-off of unamortized debt issuance costs in connection with the redemption of the 6.375% Notes. Income tax expense includes a non-cash benefit of $111.1 million from a decrease in the valuation allowance against net deferred tax asset.

(2)

For the year ended September 30, 2015, the operating results include the Armored AutoGroup operations since the acquisition date of May 21, 2015; Salix operations since the acquisition date of January 16, 2015; European IAMS and Eukanuba operations since the acquisition date of December 31, 2014; and Tell operations since the acquisition date of October 1, 2014. Interest expense of $58.8 million was incurred related to the financing of the acquisition of AAG and the refinancing of the then-existing senior credit facility and asset based revolving loan facility. Income tax expense includes a non-cash benefit of $20.2 million from a decrease in the valuation allowance against net deferred tax assets, and a $22.8 million benefit due to the reversal of valuation allowance in conjunction with the acquisition of the AAG business.

(3)

For the year ended September 30, 2014, the operating results include the Liquid Fence operations since the acquisition date of January 2, 2014. Interest expense includes a non-cash charge of $9.2 million as a result of the write-off of unamortized debt issuance costs and unamortized discounts in connection with the amendment of the Company's then existing term loans. Income tax expense includes a non-cash benefit of approximately $115.6 million from a decrease in the valuation allowance against net deferred tax assets.

(4)

For the year ended September 30, 2013, the operating results include the HHI Business operations since the acquisition date of December 17, 2012, and the TLM Taiwan operations since the acquisition date of April 8, 2013. Interest expense includes $105.6 million fees and expenses along with a $10.9 million non-cash charge for the write-off of unamortized debt issuance cost and unamortized premiums in connection with the extinguishment and replacement of the Company's 9.5% Notes and then-existing term loan in conjunction with the acquisition of the HHI Business. Income taxes includes a non-cash charge of approximately $64.4 million from an increase in the valuation allowance against net deferred tax assets, net of a $49.8 million benefit due to the reversal of a portion of the valuation allowance in conjunction with the acquisition of the HHI Business.

(5)

For the year ended September 30, 2012, the operating results include the FURminator operations since the acquisition date of December 22, 2011, and the Black Flag operations since the acquisition date of October 31, 2011. Interest expense includes a non-cash charge of $2.1 million related to the write-off of unamortized debt issuance costs and unamortized premiums in connection with the extinguishment and refinancing of the Company’s 12% Notes. Income tax expense includes a non-cash charge of approximately $13.9 million from an increase in the valuation allowance against net deferred tax assets, net of a $14.5 million benefit due to the reversal of a portion of the valuation allowance in conjunction with the acquisition of FURminator.

(6)	Working capital is defined as current assets less current liabilities per the consolidated statements of financial position.
(7)

During the year ended September 30, 2016, the Company retrospectively adopted ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes, resulting in a reclassification of current deferred tax assets of $44.7 million, $36.7 million, $33.0 million and $28.1 million for the years ended September 30, 2015, 2014, 2013 and 2012, respectively; and current deferred tax liabilities of $4.6 million and $2.8 million for the years ended September 30, 2015 and 2014, respectively. The adoption of the ASU resulted in the reclassification of total current and non-current deferred tax assets of $39.1 million, $32.3 million, $18.2 million and $16.4 million for the years ended September 30, 2015, 2014, 2013, and 2012 respectively.

(8)

During the year ended September 30, 2016, the Company retrospectively adopted ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, resulting in a reclassification of debt issuance costs of $65.1 million, $51.1 million, $65.3 million and $39.3 million for the years ended September 30, 2015, 2014, 2013 and 2012, respectively.

SB/RH Holdings, LLC

Omitted pursuant to General instruction I of Form 10-K.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report. The following is a combined report of SBH and SB/RH, and the following discussion includes SBH and certain matters related to SB/RH as signified below. Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “we,” “our” or “us” are used to refer to SBH and its subsidiaries and SB/RH and its subsidiaries, collectively.

Business Overview

Refer to Item 1 “Business” included elsewhere within this Annual Report for an overview of our business.

Acquisitions

The application of acquisition accounting as a result of business combinations can significantly affect certain assets, liabilities and expenses. During the years ended September 30, 2015 and 2014, the Company has completed a number of acquisitions as outlined below. There were no acquisitions during the year ended September 30, 2016. See Note 3, “Acquisitions” in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for further additional detail regarding acquisition activity.

Armored AutoGroup - On May 21, 2015, the Company completed the acquisition of AAG, a consumer products company consisting primarily of Armor All® branded appearance products, STP® branded performance chemicals, and A/C PRO® branded do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations are included in the Company’s Consolidated Statements of Income, since May 21, 2015 and reported as a separate segment, GAC.

Salix - On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributor of natural rawhide dog chews, treats and snacks. The results of Salix’s operations are included in the Company’s Consolidated Statements of Income, and as part of the PET segment, since January 16, 2015.

European IAMS and Eukanuba - On December 31, 2014, the Company completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba pet food business (“European IAMS and Eukanuba”), including its brands for dogs and cats. The results of the European IAMS and Eukanuba’s operations are included in the Company’s Consolidated Statements of Income, and as part of the PET segment, since December 31, 2014.

Tell Manufacturing - On October 1, 2014, the Company completed the acquisition of Tell Manufacturing, Inc. (“Tell”), a manufacturer and distributor of commercial doors, locks and hardware. The results of Tell’s operations are included in the Company’s Consolidated Statements of Income, and as part of the HHI segment, since October 1, 2014.

Liquid Fence - On January 2, 2014, the Company completed the acquisition of the Liquid Fence Company (“Liquid Fence”), a producer of animal repellents. The results of Liquid Fence’s operations are included in the Company’s Consolidated Statements of Income, and as part of the H&G segment, since January 2, 2014.

Restructuring Activity

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs. The most significant of these initiatives are outlined below. See Note 4, “Restructuring and Related Charges” in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding restructuring and related activity.

GAC Business Rationalization Initiatives – During the third quarter of the fiscal year ended September 30, 2016, the Company implemented a series of initiatives through the GAC segment to consolidate certain operations and reduce operating costs. These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $20 million and are anticipated to be incurred through September 30, 2017, of which $5.3 million has been incurred to date.

HHI Business Rationalization Initiatives - During the fourth quarter of the fiscal year ended September 30, 2014, the Company implemented a series of initiatives throughout the HHI business segment to reduce operating costs and exit low margin business outside of the U.S. These initiatives included headcount reductions, the exit of certain facilities and the sale of a portion of the global HHI operations. Costs associated with these initiatives of $16.6 million were incurred to date and completed as of September 30, 2016.

Global Expense Rationalization Initiatives - During the third quarter of the year ended September 30, 2013, the Company implemented a series of initiatives to reduce operating costs. These initiatives consisted of headcount reductions in the GBA and PET segments and in Corporate. Costs associated with these initiatives of $47.0 million were incurred to date and completed as of September 30, 2016.

Other Restructuring Activities – The Company is entering or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months). Total costs associated with these initiatives are expected to be approximately $6 million, of which $2.9 million has been incurred to date.

Refinancing Activity

The following recent financing activity has a significant impact on the comparability of financial results on the condensed consolidated financial statements. See Note 10, “Debt” in the Notes to the Consolidated Financial Statements, included elsewhere within this Annual Report, for additional detail regarding debt.

During the year ended September 30, 2016, we refinanced a portion of our debt to extend maturities and reduce borrowing costs. On September 20, 2016, we issued €425 million aggregate principal amount of 4.00% unsecured notes due 2026 (the “4.00% Notes”). The proceeds from the 4.00% Notes and draws on the Revolver were used to repay our outstanding 6.375% unsecured notes due 2020 (the “6.375% Notes”) and pay fees and expenses in connection with the refinancing. The Company repurchased $390.3 million aggregate principal amount of the 6.375% Notes through a cash tender offer on September 20, 2016, with the remaining outstanding aggregate principal amount of $129.7 million subsequently redeemed by the Company on October 20, 2016.

During the year ended September 30, 2015, we refinanced a portion of our debt to improve liquidity, extend maturities and reduce borrowing costs. On May 20, 2015, in connection with the acquisition of AAG, we issued $1,000 million aggregate principal amount of 5.75% unsecured notes due 2025 (the “5.75% Notes”). On June 23, 2015, we entered into term loan facilities pursuant to a Senior Credit Agreement consisting of (i) a $1,450 million USD Term Loan due June 23, 2022, (ii) a $75 million CAD Term Loan due June 23, 2022 and (iii) a €300 million Euro Term Loan due June 23, 2022, (collectively, “Term Loans”) and (iv) entered into a $500 million Revolver Facility due June 23, 2020 (the “Revolver”). The proceeds from the Term Loans and draws on the Revolver were used to repay our then-existing senior term credit facility, repay our outstanding 6.75% senior unsecured notes due 2020, repay and replace our then-existing asset based revolving loan (“ABL”) facility and to pay fees and expenses in connection with the refinancing and for general corporate purposes. Additionally, on December 3, 2014, we issued $250 million aggregate principal amount of 6.12% unsecured notes due 2024 (the “6.125% Notes”). The proceeds from the 6.125% Notes were used to fund acquisition activity, pay fees and expenses in connection with the financing and general corporate purposes.

During the year ended September 30, 2014, the Company amended its then-existing senior term credit facility, issuing two tranches maturing September 4, 2019 which provide for borrowings in the principal amounts of $215.0 million and €225.0 million. The proceeds from the amendment were used to refinance a portion of the then-existing senior term credit facility which was scheduled to mature December 17, 2019, in an amount outstanding of $513.3 million prior to refinancing. The $215.0 million U.S. dollar denominated portion was combined with the then-existing Tranche C maturing September 4, 2019. These loans were refinanced during the year ended September 30, 2015 as described above.

Consolidated Results of Operations

The following is summarized consolidated results of operations for SBH for the years ended September 30, 2016, 2015 and 2014 respectively:

(in millions, except %)	2016	2015	Variance		2015	2014	Variance
Net sales	$5,039.7	$4,690.4	$349.3	7.4%	$4,690.4	$4,429.1	$261.3	5.9%
Gross Profit	1,919.9	1,670.3	249.6	14.9%	1,670.3	1,568.9	101.4	6.5%
Operating expenses	1,263.7	1,196.2	67.5	5.6%	1,196.2	1,087.0	109.2	10.0%
Interest expense	250.0	271.9	(21.9)	(8.1%)	271.9	202.1	69.8	34.5%
Income tax expense	40.0	43.9	(3.9)	(8.9%)	43.9	59.0	(15.1)	(25.6%)
Net income	357.6	149.4	208.2	139.4%	149.4	214.5	(65.1)	(30.3%)

Net Sales. Net sales for the year ended September 30, 2016 increased $349.3 million, or 7.4%, compared to the year ended September 30, 2015. Organic net sales for the year ended September 30, 2016 increased $123.7 million, or 2.6%, compared to the year ended September 30, 2015. Net sales for the year ended September 30, 2015 increased $261.3 million, or 5.9%, compared to the year ended September 30, 2014. Organic net sales for the year ended September 30, 2015 increased $91.1 million, or 2.1%, compared to the year ended September 30, 2014. Organic net sales excludes the impact of foreign currency translation and acquisitions, and is considered a non-GAAP measurement. See “Non-GAAP Measurements” section included elsewhere in this Annual Report for a reconciliation of Net Sales to organic net sales. The following sets forth net sales by segment for the years ended September 30, 2016, 2015 and 2014:

(in millions, except %)	2016	2015	Variance		2015	2014	Variance
Consumer batteries	$840.7	$829.5	$11.2	1.4%	$829.5	$957.8	$(128.3)	(13.4%)
Small appliances	656.0	734.6	(78.6)	(10.7%)	734.6	730.8	3.8	0.5%
Personal care	513.6	528.1	(14.5)	(2.7%)	528.1	542.1	(14.0)	(2.6%)
Global Batteries & Appliances	2,010.3	2,092.2	(81.9)	(3.9%)	2,092.2	2,230.7	(138.5)	(6.2%)
Hardware & Home Improvement	1,241.0	1,205.5	35.5	2.9%	1,205.5	1,166.0	39.5	3.4%
Global Pet Supplies	825.7	758.2	67.5	8.9%	758.2	600.5	157.7	26.3%
Home & Garden	509.0	474.0	35.0	7.4%	474.0	431.9	42.1	9.7%
Global Auto Care	453.7	160.5	293.2	182.7%	160.5	—	160.5	—
Net Sales	$5,039.7	$4,690.4	349.3	7.4%	$4,690.4	$4,429.1	261.3	5.9%

The following sets forth the principal components of change in net sales from the year ended September 30, 2016 to the year ended September 30, 2015, and from the year ended September 30, 2015 to the year ended September 30, 2014:

(in millions)	2016	2015
Net Sales for the years ended September 30, 2015 and 2014, respectively	$4,690.4	$4,429.1
Acquisition of AAG	277.3	160.5
Acquisition of European IAMS and Eukanuba	44.2	128.7
Acquisition of Salix	30.3	71.4
Acquisition of Tell	—	39.4
Increase (decrease) in consumer batteries	51.2	(42.8)
Increase in personal care	12.9	35.5
(Decrease) increase in small appliances	(43.5)	51.3
Increase in hardware & home improvement	50.2	20.7
Increase (decrease) in global pet supplies	1.2	(15.8)
Increase in home & garden	35.1	42.2
Increase in global auto care	16.6	—
Foreign currency impact, net	(126.2)	(229.8)
Net Sales for the years ended September 30, 2016 and 2015, respectively	$5,039.7	$4,690.4

Gross Profit. Gross profit for the year ended September 30, 2016 increased $249.6 million compared to the year ended September 30, 2015 primarily attributable to the increase in net sales and increase in gross profit margin. Gross profit margin increased from 35.6% to 38.1% contributed to by the AAG acquisition, and a shift towards higher margin product sales and continuing cost improvements across segments. Gross profit for the year ended September 30, 2015 increased $101.4 million compared to the year ended September 30, 2014 attributable to our increase in net sales. Gross profit margin increased from 35.4% to 35.6% primarily attributable to a shift towards higher margin product sales and cost improvement initiatives.

Operating Expenses. Operating expenses for the year ended September 30, 2016 increased $67.5 million or 5.6% compared to the year ended September 30, 2015 primarily attributable to an increase in selling and general and administrative expenses of $89.4 million due to increased net sales, prior year acquisitions and increased share based compensation of $16.8 million; offset by decreased acquisition & integration related charges of $22.1 million and decreased restructuring and related charges of $11.9 million. Operating expenses for the year ended September 30, 2015 increased $109.2 million or 10.0% primarily attributable to an increase of $59.7 million in selling and general and administrative expenses as a result of acquisition activity and increased net sales, increased acquisition and integration costs of $38.7 million and increased restructuring and related charges of $7.4 million for new and continuing restructuring initiatives.

See Note 3 to the Consolidated Financial Statements, “Acquisitions”, included elsewhere within this Annual Report, for additional detail on acquisition and integration costs. See Note 4 to the Consolidated Financial Statements, “Restructuring and Related Charges”, included elsewhere within this Annual Report, for additional detail on restructuring activity and related costs.

Interest Expense. Interest expense for the year ended September 30, 2016 decreased $21.9 million or 8.1% from the year ended September 30, 2015, attributable to the refinancing activity during the year ended September 30, 2015 previously discussed, coupled with payments on Term Loans; partially offset by $21.4 million of non-recurring costs due to refinancing activity during the year ended September 30, 2016, including (i) $15.6 million tendedr premium upon the repayment of 6.375% senior unsecured notes; and (iii) $5.8 million non-cash expense for the write-off of debt issuance costs associated with the repayment of 6.375% senior unsecured notes. Interest expense for the year ended September 30, 2015 increased $69.8 million or 34.5% from the year ended September 30, 2014, attributable to refinancing activity previously discussed, resulting in $58.8 million of non-recurring costs, including (i) $14.1 million for bridge financing commitments associated with the AAG acquisition, (ii) $4.5 million interest on assumed AAG senior notes from the date of the acquisition through payoff in June 2015, (iii) $16.9 million call premium upon the repayment of 6.75% senior unsecured notes; (iv) $4.1 million non-cash expense for the write-off of debt issuance costs associated with the repayment of 6.75% senior unsecured notes; (v) $10.4 million in fees associated with refinancing the then-existing senior term credit facility; and (vi) $8.8 million non-cash expense for the write-off of unamortized deferred financing fees and discounts on the then-existing senior credit facility and ABL revolving loan facility. See Note 10 to the Condensed Consolidated Financial Statements, “Debt”, included elsewhere within this Annual Report, for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate was 10.1% for the year ended September 30, 2016 compared to 22.7% for the year ended September 30, 2015. Our estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% primarily due to the release of valuation allowances on U.S. net operating losses deferred tax assets and income earned outside the U.S. that is subject to statutory rates lower than 35% offsetting tax expense on U.S. pretax income. Our effective tax rate for the year ended September 30, 2016 includes a $25.5 million expense to record a tax contingency reserve for a tax exposure in Germany. During the year, a local court ruled against our characterization of certain assets as amortizable under Germany tax law. We have appealed this ruling to the German Federal Court. While we continue to believe that our tax treatment was correct under the applicable German law, we have concluded that sufficient uncertainty on the ruling from the German Federal Court exists to record a full tax contingency for this exposure. Also included are $25.1 million of tax benefits, resulting from the adoption of ASU 2016-09. See Note 2 to the Condensed Consolidated Financial Statements, “Significant Accounting Policies and Practices”, included elsewhere in this Annual Report, for additional discussion and detail over the adoption of ASU 2016-09. In December 2015, the Company received a ruling from the Internal Revenue Service which resulted in $87.8 million of U.S. net operating losses being restored. The ruling created additional U.S. deferred tax assets and valuation allowance.

The Company released $111.1 million of domestic valuation allowance during the year ended September 30, 2016. Approximately $25.1 million of the domestic valuation allowance release results from additional deferred tax assets created by the adoption of ASU No. 2016-09, effective as of October 1, 2015. In December 2015, the Company received a ruling from the Internal Revenue Service (“IRS”) which resulted in $87.8 million of U.S. net operating losses being restored and a release of $16.2 million of domestic valuation allowance from additional deferred tax assets created by the IRS ruling. The Company recorded tax expense of $3.1 million rlated to additional foreign valuation allowance during the year ended September 30, 2016.

Our effective tax rate was 22.7% for the year ended September 30, 2015 compared to 21.6% for the year ended September 30, 2014. Our estimated annual effective tax rate applied to these periods differs from the U.S. federal statutory rate of 35% primarily due to income earned outside the U.S. that is subject to statutory rates lower than 35% and the release of valuation allowances on U.S. net operating losses deferred tax assets offsetting tax expense on U.S. pretax income. During the year ended September 30, 2015, we also recorded U.S. deferred income tax expense related to the change in book versus tax basis of indefinite-lived intangibles, which are amortized for tax purposes but not for book purposes. Additionally for the year ended September 30, 2015, we recorded a tax benefit of $22.8 million for the reversal of a portion of the U.S. valuation allowance on deferred tax assets as a result of the AAG acquisition. For the year ended September 30, 2015, the Company also recognized $23.3 million of deferred tax assets related to its investment in one of its foreign subsidiaries, because that timing difference was expected to reverse in the foreseeable future, but due to the U.S. valuation allowance against deferred tax assets there was no net tax benefit for this item.

See Note 14, “Income Taxes,” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding income taxes.

Segment Financial Data

Global Batteries & Appliances (GBA)

(in millions, except %)	2016	2015	Variance			2015	2014	Variance
Net Sales	$2,010.3	$2,092.2	$(81.9)		(3.9%)	$2,092.2	$2,230.7	$(138.5)		(6.2%)
Adjusted EBITDA	311.4	306.9	4.5		1.5%	306.9	326.6	(19.7)		(6.0%)
Adjusted EBITDA Margin	15.5%	14.7%	80	bps		14.7%	14.6%	10	bps

Net sales decreased $81.9 million, or 3.9%, during the year ended September 30, 2016 compared to the year ended September 30, 2015. Organic net sales increased $20.6 million, or 1.0%. Net sales decreased $138.5 million, or 6.2%, during the year ended September 30, 2015 compared to the year ended September 30, 2014. Organic net sales increased $44.0 million, or 2.0%.

Consumer battery organic net sales increased $51.2 million, or 6.2%, for the year ended September 30, 2016 compared to the year ended September 30, 2015; primarily attributable to increases in North America of $6.9 million due to an increase in alkaline battery volumes from branded and private label product, increases in Europe of $33.8 million primarily from an increase in alkaline battery sales of $17.5 million driven by promotional sales volumes, increased e-commerce and new private label customers; an increase in hearing aid and specialty batteries of $14.9 million from increased hearing aid battery volumes with new and existing customers coupled with increases in portable power sales; and increases in Latin America of $9.7 million primarily from hearing aid and specialty batteries. Consumer battery organic net sales decreased $42.8 million, or 4.5%, for the year ended September 30, 2015 compared to the year ended September 30, 2014; primarily attributable to decreases in North America sales of $75.8 million due to lower alkaline batteries sales of $54.6 million from continued competitor discounting coupled with a retail customer bankruptcy, and a decrease in specialty batteries and lights from distribution loss to a competitor at a major retailer and timing of holiday sales; partially offset by an increase in Europe sales of $29.4 million from increased alkaline batteries sales of $24.4 million from increased volumes with new and existing retailers and private label customers, increased volumes in specialty and hearing aid batteries, plus increased lights from new products and promotional activity.

Small appliances organic net sales decreased $43.5 million, or 5.9%, for the year ended September 30, 2016 compared to the year ended September 30, 2015; primarily attributable to decreases of organic net sales in North America of $43.8 million due to softer point of sale within the category, reduction in retail inventory, shifting of holiday sales, and competitive pricing. Small appliances organic net sales increased $51.3 million, or 7.0% for the year ended September 30, 2015 compared to the year ended September 30, 2014; driven by increased sales in North America of $25.1 million attributable to the success of new product launches; increase in Europe sales of $24.9 million from promotional activity; and Latin America sales of $2.0 million from new product introductions and volume increases in certain product lines.

Personal care organic net sales increased $12.9 million, or 2.4%, for the year ended September 30, 2016 compared to the year ended September 30, 2015; primarily attributable to an increase in Europe of $13.0 million and Latin America of $9.5 million from higher volume due to promotional sales and market expansion; offset by decrease in North America of $13.9 million for softer point of sales in the category, reduction in retail inventory, shifting of holiday sales and competitive pricing. Personal care organic net sales increased $35.5 million, or 6.5%, for the year ended September 30, 2015 compared to the year ended September 30, 2014; driven by increased sales in North America of $11.6 million as a result of display location changes at a major customer, promotional activity and continued growth in e-commerce; increased Europe sales of $16.6 million due to new product sales and expansion in Eastern European markets; and increased Latin America sales of $5.3 million from growth in Mexico, new customers and effective promotional sales within the region.

Adjusted EBITDA in the year ended September 30, 2016 increased $4.5 million and the Adjusted EBITDA margin improved 80 bps compared to the year ended September 30, 2015. Adjusted EBITDA increased primarily due to the increase in net sales discussed above, cost improvement and better product mix, offset by negative foreign currency impact of $76.5 million. The increase in Adjusted EBITDA margin is due to improved product mix and cost improvements. Adjusted EBITDA in the year ended September 30, 2015 decreased $19.7 million and the Adjusted EBITDA margin improved by 10 bps compared to the year ended September 30, 2014. Adjusted EBITDA decreased primarily due to decreased sales discussed above, which was partially offset by cost improvements and favorable product mix. Adjusted EBITDA margin increased due to cost improvements and product mix. See Non-GAAP Measurements for reconciliation of Net Income to Adjusted EBITDA by segment.

Hardware & Home Improvement (HHI)

(in millions, except %)	2016	2015	Variance			2015	2014	Variance
Net Sales	$1,241.0	$1,205.5	$35.5		2.9%	$1,205.5	$1,166.0	$39.5		3.4%
Adjusted EBITDA	241.6	225.5	16.1		7.1%	225.5	210.3	15.2		7.2%
Adjusted EBITDA Margin	19.5%	18.7%	80	bps		18.7%	18.0%	70	bps

Net sales increased $35.5 million, or 2.9%, for the year ended September 30, 2016 compared to the year ended September 30, 2015. Organic net sales increased $50.2 million, or 4.2%, attributable to increases in the security product category of $40.0 million from an increase in point of sale, new product listings with key retail customers, increases in e-commerce volumes, and market growth with non-retail customers, partially offset by a  $5.5 million decrease in sales with private label customers due to the transition in production of higher-margin branded product; an increase in plumbing products of $14.7 million from the introduction of new products and promotional volumes with key retail customers; partially offset by a $3.7 million decrease in hardware products driven by a  $22.8 million decrease for the expiration of a customer tolling agreement and planned exit of unprofitable businesses, mitigated by volume growth at existing retail and market expansion with non-retail customers in North America. Net sales for the year ended September 30, 2015 increased $39.5 million, or 3.4%, compared to the year ended September 30, 2014. Organic net sales increased $20.7 million, or 1.8%, due to an increase in North America sales as a result of higher domestic security and plumbing sales from retailers due to customer gains and from non-retailers through pricing and market growth, offset by a decrease in sales in APAC of $14.2 million driven by the exit of low margin products and the expiration of a customer tolling agreement.

Adjusted EBITDA in the year ended September 30, 2016 increased $16.1 million while Adjusted EBITDA margin increased by 80 bps from the year ended September, 2015. Adjusted EBITDA increased primarily due to the increase in net sales discussed above and cost improvements. Adjusted EBITDA margin increased due to cost improvements, partially offset by increased investment towards growth in emerging markets for electronics and e-commerce. Adjusted EBITDA in the year ended September 30, 2015 increased $15.2 million while the Adjusted EBITDA margin improved by 70 bps compared to the year ended September 30, 2014. Adjusted EBITDA increased due to the increase in net sales discussed above. Adjusted EBITDA margin increased due to cost improvements.

Global Pet Supplies (PET)

(in millions, except %)	2016	2015	Variance			2015	2014	Variance
Net Sales	$825.7	$758.2	$67.5		8.9%	$758.2	$600.5	$157.7		26.3%
Adjusted EBITDA	140.1	124.5	15.6		12.5%	124.5	113.2	11.3		10.0%
Adjusted EBITDA Margin	17.0%	16.4%	60	bps		16.4%	18.9%	(250)	bps

Net sales increased $67.5 million, or 8.9%, for the year ended September 30, 2016 compared to the year ended September 30, 2015. Organic net sales increased $1.2 million, 0.2%, primarily due to increases in aquatic sales of $1.1 million from timing of prior year holiday shipments, partially offset with the exit of lower margin business; while companion animal and pet food sales were consistent to prior year due to increased competition at key retailers, offset by growth with independent pet retailers, timing of promotional activity, and exiting of certain private label business. Net sales increased $157.7 million, or 26.3%, for the year ended September 30, 2015, compared to the year ended September 30, 2014, including $200.1 million of acquisition sales. Organic net sales decreased $15.8 million, or 2.6%, primarily due to decreases in aquatic sales of $12.8 million.

Adjusted EBITDA in the year ended September 30, 2016 increased $15.6 million, while Adjusted EBITDA margin increased by 60 bps compared to the year ended September 30, 2015. Adjusted EBITDA increased primarily due to acquisitions sales previously discussed and cost improvements. Adjusted EBITDA margin increased due to cost improvements and contributing margins from prior year acquisitions. Adjusted EBITDA in the year ended September 30, 2015 increased $11.3 million and the Adjusted EBITDA margin declined by 250 bps from the year ended September 30, 2014. The increase in Adjusted EBITDA was due to increase in net sales previously discussed. The decrease in Adjusted EBITDA margin is due to increased product costs due to product mix.

Home & Garden (H&G)

(in millions, except %)	2016	2015	Variance			2015	2014	Variance
Net Sales	$509.0	$474.0	$35.0		7.4%	$474.0	$431.9	$42.1		9.7%
Adjusted EBITDA	138.3	124.5	13.8		11.1%	124.5	101.8	22.7		22.3%
Adjusted EBITDA Margin	27.2%	26.3%	90	bps		26.3%	23.6%	270	bps

Net sales for the year ended September 30, 2016 increased $35.0 million, or 7.4%, compared to the year ended September 30, 2015. The increase is attributable to repellent products growth of $15.7 million due to volume growth with key retailers and increased demand in response to the Zika virus; an increase in lawn and garden control products of $9.0 million from an extended outdoor season due to warmer weather and early season retail shipments; and an increase in household insect control products of $10.3 million from volume growth with key retailers. Net sales for the year ended September 30, 2015 increased $42.1 million, or 9.7%, compared to the year ended September 30, 2014. The increase is attributable to increases in repellent products of $16.2 million, lawn and garden control products of $13.1 million and household insect control products of $12.8 million. The sales increase for all categories within home and garden was a result of distribution gains, strong point of sale activity driving replenishment orders at existing customer and market share gains on certain brands.

Adjusted EBITDA in the year ended September 30, 2016 increased $13.8 million with an increase in Adjusted EBITDA margin of 90 bps compared to the year ended September 30, 2015. Adjusted EBITDA increased primarily due to the increase in net sales discussed above and cost improvements. The increase in Adjusted EBITDA margin was due to cost improvements. Adjusted EBITDA in the year ended September 30, 2015 increased $22.7 million with an improvement in Adjusted EBITDA margin of 270 bps as compared to the year ended September 30, 2014. The increase in Adjusted EBITDA is primarily due to increases in net sales discussed above and cost improvements. The adjusted EBITDA margin increase is due to improved product mix, and cost improvements.

Global Auto Care (GAC)

(in millions, except %)	2016	2015	Variance			2015	2014	Variance
Net Sales	$453.7	$160.5	$293.2		182.7%	$160.5	$—	$—	—
Adjusted EBITDA	153.4	47.3	106.1		224.3%	47.3	—	—	—
Adjusted EBITDA Margin	33.8%	29.5%	430	bps		29.5%	—	—

Net sales for the year ended September 30, 2016 increased $293.2 million, including acquisition sales of $277.3 million, compared to the year ended September 30, 2015. For the period of May 21, 2016 through September 30, 2016, organic net sales increased $16.6 million, or 10.3%, compared to the period of May 21, 2015 through September 30, 2015, primarily driven by increased sales from A/C recharge and refrigerant products and the introduction of private label products with a key customer. Net sales for the year ended September 30, 2015 relate to the acquired AAG business subsequent to the acquisition date of May 21, 2015.

Adjusted EBITDA for the year ended September 30, 2016 increased $106.1 million compared to the year ended September 30, 2015. For the period of May 21, 2016 through September 30, 2016, Adjusted EBITDA increased $10.5 million, or 22%, compared to the period of May 21, 2015 through September 30, 2015, primarily due to increases in net sales discussed above. Adjusted EBITDA margin increased 430bps due to reduced operating expenses and cost improvements from post integration synergies.

Non-GAAP Measurements

While management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s GAAP financial results. EBITDA, Adjusted EBITDA, and Organic Net Sales are measures that are not prescribed by US GAAP. EBITDA, Adjusted EBITDA and Organic Net Sales are further defined below, including reconciliation to their most directly comparable GAAP measurement. As such, we encourage investors not to use these measures as substitutes for the determination of net income, net sales or other similar GAAP measures.

Adjusted EBITDA. Our consolidated and segment results include financial information regarding Adjusted EBITDA (“Earnings Before Interest, Taxes, Depreciation, Amortization”), which are non-GAAP earnings. Adjusted EBITDA is a metric used by management and we believe this non-GAAP measure provides useful information to investors because it reflects ongoing operating performance and trends of our segments, excluding certain non-cash based expenses and/or non-recurring items during each of the comparable periods and facilitates comparisons between peer companies since interest, taxes, depreciation and amortization can differ greatly between organizations as a result of differing capital structures and tax strategies. Further, Adjusted EBITDA is a useful measure of a company’s ability to service debt and is one measure used for determining the Company’s debt covenant. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes: (1) stock based compensation expense as it is a non-cash based compensation cost; (2) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period or subsequent integration related project costs directly associated with the acquired business; (3) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (4) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (5) non-cash asset impairments or write-offs realized; (6) and other adjustments. During the year ended September 30, 2016, other adjustments consisted of costs associated with the onboarding a key executive and the involuntary transfer of inventory. During the year ended September 30, 2015, other consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive, plus the Company recognized a non-recurring adjustment for the devaluation of cash and cash equivalents denominated in Venezuelan currency. During the year ended September 30, 2014, other consisted of costs associated with the existing of a key executive.

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2016, 2015 and 2014 for SBH:

SBH (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
For the Year Ended September 30, 2016
Net income (loss)	$232.9	$190.6	$84.2	$121.2	$116.6	$(387.9)	$357.6
Income tax expense	—	—	—	—	—	40.0	40.0
Interest expense	—	—	—	—	—	250.0	250.0
Depreciation and amortization	72.2	35.4	42.7	15.2	17.5	—	183.0
EBITDA	305.1	226.0	126.9	136.4	134.1	(97.9)	830.6
Share based compensation	—	—	—	—	—	64.4	64.4
Acquisition and integration related charges	2.6	13.3	5.5	0.5	14.0	0.8	36.7
Restructuring and related charges	1.2	2.3	6.0	0.4	5.3	—	15.2
Write-off from impairment of intangible assets	2.0	—	1.7	1.0	—	—	4.7
Other	0.5	—	—	—	—	0.7	1.2
Adjusted EBITDA	$311.4	$241.6	$140.1	$138.3	$153.4	$(32.0)	$952.8
For the Year Ended September 30, 2015
Net income (loss)	$219.6	$166.5	$60.0	$108.3	$18.2	$(423.2)	$149.4
Income tax expense	—	—	—	—	—	43.9	43.9
Interest expense	—	—	—	—	—	271.9	271.9
Depreciation and amortization	71.0	39.4	39.7	13.3	6.6	—	170.0
EBITDA	290.6	205.9	99.7	121.6	24.8	(107.4)	635.2
Share based compensation	—	—	—	—	—	47.6	47.6
Acquisition and integration related charges	4.6	9.1	13.7	2.3	3.8	25.3	58.8
Restructuring and related charges	9.2	9.7	8.9	0.6	—	0.3	28.7
Purchase accounting inventory adjustment	—	0.8	2.2	—	18.7	—	21.7
Venezuela Devaluation	2.5	—	—	—	—	—	2.5
Other	—	—	—	—	—	6.1	6.1
Adjusted EBITDA	$306.9	$225.5	$124.5	$124.5	$47.3	$(28.1)	$800.6
For the Year Ended September 30, 2014
Net income (loss)	$234.6	$157.2	$78.7	$88.1	$—	$(344.1)	$214.5
Income tax expense	—	—	—	—	—	59.0	59.0
Interest expense	—	—	—	—	—	202.1	202.1
Depreciation and amortization	73.1	40.4	31.5	12.6	—	—	157.6
EBITDA	307.7	197.6	110.2	100.7	—	(83.0)	633.2
Share based compensation	—	—	—	—	—	46.8	46.8
Acquisition and integration related charges	7.8	4.4	—	1.1	—	6.8	20.1
Restructuring and related charges	11.1	8.3	3.0	—	—	0.5	22.9
Other	—	—	—	—	—	1.3	1.3
Adjusted EBITDA	$326.6	$210.3	$113.2	$101.8	$—	$(27.6)	$724.3

The following is a reconciliation of net income to Adjusted EBITDA for the years ended September 30, 2016, 2015 and 2014 for SB/RH:

SB/RH (in millions)	GBA	HHI	PET	H&G	GAC	Corporate	Consolidated
For the Year Ended September 30, 2016
Net income (loss)	$232.9	$190.6	$84.2	$121.2	$116.6	$(393.2)	$352.3
Income tax expense	—	—	—	—	—	51.0	51.0
Interest expense	—	—	—	—	—	250.0	250.0
Depreciation and amortization	72.2	35.4	42.7	15.2	17.5	—	183.0
EBITDA	305.1	226.0	126.9	136.4	134.1	(92.2)	836.3
Share based compensation	—	—	—	—	—	59.3	59.3
Acquisition and integration related charges	2.6	13.3	5.5	0.5	14.0	0.8	36.7
Restructuring and related charges	1.2	2.3	6.0	0.4	5.3	—	15.2
Write-off from impairment of intangible assets	2.0	—	1.7	1.0	—	—	4.7
Other	0.5	—	—	—	—	0.7	1.2
Adjusted EBITDA	$311.4	$241.6	$140.1	$138.3	$153.4	$(31.4)	$953.4
For the Year Ended September 30, 2015
Net income (loss)	$219.6	$166.5	$60.0	$108.3	$18.2	$(416.8)	$155.8
Income tax expense	—	—	—	—	—	43.9	43.9
Interest expense	—	—	—	—	—	271.9	271.9
Depreciation and amortization	71.0	39.4	39.7	13.3	6.6	—	170.0
EBITDA	290.6	205.9	99.7	121.6	24.8	(101.0)	641.6
Share based compensation	—	—	—	—	—	41.8	41.8
Acquisition and integration related charges	4.6	9.1	13.7	2.3	3.8	25.3	58.8
Restructuring and related charges	9.2	9.7	8.9	0.6	—	0.3	28.7
Purchase accounting inventory adjustment	—	0.8	2.2	—	18.7	—	21.7
Venezuela devaluation	2.5	—	—	—	—	—	2.5
Other	—	—	—	—	—	6.1	6.1
Adjusted EBITDA	$306.9	$225.5	$124.5	$124.5	$47.3	$(27.5)	$801.2
For the Year Ended September 30, 2014
Net income (loss)	$234.6	$157.2	$78.7	$88.1	—	$(341.5)	$217.1
Income tax expense	—	—	—	—	—	59.0	59.0
Interest expense	—	—	—	—	—	202.1	202.1
Depreciation and amortization	73.1	40.4	31.5	12.6	—	—	157.6
EBITDA	307.7	197.6	110.2	100.7	—	(80.4)	635.8
Share based compensation	—	—	—	—	—	44.9	44.9
Acquisition and integration related charges	7.8	4.4	—	1.1	—	6.8	20.1
Restructuring and related charges	11.1	8.3	3.0	—	—	0.5	22.9
Other	—	—	—	—	—	1.3	1.3
Adjusted EBITDA	$326.6	$210.3	$113.2	$101.8	$—	$(26.9)	$725.0

Organic Net Sales. Our consolidated and segment results contain financial information regarding organic net sales, which we define as net sales excluding the effect of changes in foreign currency exchange rates and impact from acquisitions. We believe this non-GAAP measure provides useful information to investors because it reflects regional and operating segment performance from our activities without the effect of changes in currency exchange rate and/or acquisitions. We use organic net sales as one measure to monitor and evaluate our regional and segment performance. Organic growth is calculated by comparing organic net sales to net sales in the prior year. The effect of changes in currency exchange rates is determined by translating the period’s net sales using the currency exchange rates that were in effect during the prior comparative period. Net sales are attributed to the geographic regions based on the country of destination. We exclude net sales from acquired businesses in the current year for which there are no comparable sales in the prior period. The following is a reconciliation of reported net sales to organic net sales for the year ended September 30, 2016 compared to net sales for the year ended September 30, 2015, and the reported net sales to organic net sales for the year ended September 30, 2015 compared to the year ended September 30, 2014 respectively:

	September 30, 2016
Year Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2015	Variance
Consumer batteries	$840.7	$40.0	$880.7	$—	$880.7	$829.5	$51.2	6.2%
Small appliances	656.0	35.1	691.1	—	691.1	734.6	(43.5)	(5.9%)
Personal care	513.6	27.4	541.0	—	541.0	528.1	12.9	2.4%
Global Batteries & Appliances	2,010.3	102.5	2,112.8	—	2,112.8	2,092.2	20.6	1.0%
Hardware & Home Improvement	1,241.0	14.7	1,255.7	—	1,255.7	1,205.5	50.2	4.2%
Global Pet Supplies	825.7	8.2	833.9	(74.5)	759.4	758.2	1.2	0.2%
Home and Garden	509.0	0.1	509.1	—	509.1	474.0	35.1	7.4%
Global Auto Care	453.7	0.7	454.4	(277.3)	177.1	160.5	16.6	10.3%
Total	$5,039.7	$126.2	$5,165.9	$(351.8)	$4,814.1	$4,690.4	123.7	2.6%

	September 30, 2015
Year Ended (in millions, except %)	Net Sales	Effect of Changes in Currency	Net Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Net Sales	Net Sales September 30, 2014	Variance
Consumer batteries	$829.5	$85.5	$915.0	$—	$915.0	$957.8	$(42.8)	(4.5%)
Small appliances	734.6	47.5	782.1	—	782.1	730.8	51.3	7.0%
Personal care	528.1	49.5	577.6	—	577.6	542.1	35.5	6.5%
Global Batteries & Appliances	2,092.2	182.5	2,274.7	—	2,274.7	2,230.7	44.0	2.0%
Hardware & Home Improvement	1,205.5	20.6	1,226.1	(39.4)	1,186.7	1,166.0	20.7	1.8%
Global Pet Supplies	758.2	26.6	784.8	(200.1)	584.7	600.5	(15.8)	-2.6%
Home and Garden	474.0	0.1	474.1	—	474.1	431.9	42.2	9.8%
Global Auto Care	160.5	—	160.5	(160.5)	—	—	—	100.0%
Total	$4,690.4	$229.8	$4,920.2	$(400.0)	$4,520.2	$4,429.1	91.1	2.1%

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows for the years ended September 30, 2016, 2015 and 2014:

	SBH			SB/RH
(in millions)	2016	2015	2014	2016	2015	2014
Net cash provided by operating activities	$615.0	$444.3	$432.7	$601.6	$441.8	$434.7
Net cash used by investing activities	$(98.4)	$(1,279.7)	$(93.5)	$(98.4)	$(1,279.7)	$(93.5)
Net cash (used) provided by financing activities	$(487.8)	$918.4	$(343.5)	$(478.9)	$922.6	$(338.2)
Effect of exchange rate changes on cash and cash equivalents	$(1.4)	$(29.7)	$(8.3)	$(1.4)	$(29.7)	$(8.3)

Spectrum Brands Holdings, Inc.

Net cash provided by operating activities

The $170.7 million increase in cash provided by operating activities for the year ended September 30, 2016 was attributable to (i) incremental cash generated from the segment operations of $166.7 million due to growth in net sales, acquisitions and cost management initiatives; including cash contributed through working capital primarily from decreases of receivables and inventory through working capital management initiatives; (ii) decrease in cash paid for interest of $12.0 million, excluding a non-recurring tender premium of $15.6 million for the redemption of 6.375% Note, from decrease in annualized interest costs; and (iii) decrease in cash paid for income taxes; which was partially offset by (i) increase in cash paid towards restructuring and acquisition and integration related activities of $7.1 million towards integration of previously acquired businesses; and (ii) increased payments towards corporate expenditures of $3.9 million for increased compensation costs and investment in shared services.

The $11.6 million increase in cash provided by operating activities for the year ended September 30, 2015, was attributable to (i) cash generated from segment operations of $45.9 million due to increased net sales, continued cost management initiatives, offset by an incremental use of cash from working capital driven by higher inventory and other working capital items partially offset by lower accounts receivable and higher accounts payable; (ii) decrease in cash paid for taxes of $26.3 million; and (iii) decrease in cash paid for restructuring and related charges of $3.1 million; which was partially offset by (i) increased cash paid for acquisition and integration costs of $14.6 million from increased acquisition activity; (ii) increased cash paid for interest of $71.6 million due to charges associated with financing the AAG acquisition and increased debt; and (iii) increased payments towards corporate expenditures of $0.5 million.

Net cash used by investing activities

The $1,181.3 million decrease in cash used by investing activities during the year ended September 30, 2016 was primarily attributable to the cash used for acquisitions, net of cash acquired, of $1,191.1 million during the year ended September 30, 2015, which related to the $898.4 million for the AAG acquisition; $147.8 million for the Salix acquisition; $115.7 million for the European IAMS and Eukanuba acquisition and $29.2 million for the Tell acquisition.

The $1,186.2 million increase in cash used by investing activities during the year ended September 30, 2015 was primarily attributable to the cash used for acquisitions of $1,191.1 million during the year ended September 30, 2015, discussed above, compared to the $27.6 million, net cash acquired, used for the Liquid Fence acquisition during the year ended September 30, 2014.

Net cash (used) provided by financing activities

Net cash used by financing activities of $487.8 million for the year ended September 30, 2016 consist of (i) $485.0 million net proceeds from debt including $477.6 million from the 4.00% Notes and $7.4 million from other debt financing; (ii) $819.5 million of payments on debt, including partial redemption of $390.3 million of 6.375% Notes, payments on term loans of $415.5 million, $4.4 million payment on other debt financing and $9.3 million payments on capital leases; (iv) payment of debt issuance costs of $9.3 million; (v) cash dividends of $87.2 million; (vi) treasury stock purchases of $42.8 million (vii) payment of contingent consideration associated with previous acquisitions of $3.2 million; and (viii) a use of cash to pay share-based tax withholdings of employees for vested stock awards of $10.8 million, net of proceeds upon vesting.

Net cash provided by financing activities of $918.4 million for the year ended September 30, 2015 consist of (i) refinancing of the then-existing senior term facilities resulting in $2,036.5 million proceeds for the issuance of the new Term Loans and $1,589.6 million payment on the then-existing senior term facilities; (ii) $1,000.0 million proceeds from the issuance of the 5.75% Notes (iii) $540.0 million repayment of AAG debt assumed as part of the AAG acquisition (iv) $250.0 million proceeds from the issuance of the 6.125% Notes; (v) $300.0 million repayment of the 6.75% Notes; (vi) $363.6 million of payments on debt (vii) payment of debt issuance costs of $38.1 million; (vi) $562.7 million of proceeds from the issuance of common stock, net issuance costs; (vii) cash dividends of $70.7 million; and (viii) treasury stock purchases of $21.2 million.

Net cash used by financing activities of $343.5 for the year ended September 30, 2014 consisted of (i) proceeds related to the issuance of debt under our former senior term facilities of $523.7 million; (ii) repayment of $764.9 million under our former senior credit facilities and $6.0 million of other debt; (iii) dividend payments of $61.9 million; (iv) payment of share-based tax withholdings of employees for vested stock awards of $25.0 million; (v) treasury stock purchases of $4.5 million; and (vi)  payment of debt issuance costs of $5.4 million.

SB/RH Holdings, LLC

Net cash provided by operating activities

The $159.8 million and $7.1 million increases in cash provided by operating activities from SB/RH for the year ended September 30, 2016 and the year ended September 30, 2015, respectively, are primarily attributable to the SBH factors discussed above.

Net cash used by investing activities

The $1,181.3 million decrease and $1,186.2 million increase in cash used by investing activities from SB/RH for the year ended September 30, 2016 and the year ended September 30, 2015, respectively, are primarily attributable to the SBH factors discussed above.

Net cash (used) provided by financing activities

Net cash used by financing activities of $478.9 million for the year ended September 30, 2016 consist of (i) $498.9 million net proceeds from debt including $477.6 million from the 4.00% Notes, $13.9 million from intercompany note with parent and $7.4 million from other debt financing; (ii) $868.1 million of payments on debt, including partial redemption of $390.3 million of 6.375% Notes, payments on term loans of $415.5 million, $48.6 million payment on intercompany note with parent, $4.4 million payment on other debt financing and $9.3 million payments on capital leases; (iv) payment of debt issuance costs of $9.3 million; (v) cash dividends to parent of $97.2 million; and (vi) payment on contingent consideration associated with previous acquisitions of $3.2 million.

Net cash provided by financing activities of $922.6 million for the year ended September 30, 2015 consist of (i) refinancing of the then-existing senior term facilities resulting in $2,036.5 million of proceeds for the issuance of the new Term Loans and $1,589.6 million payment on the then existing senior term facilities; (ii) $1,000.0 million proceeds from the issuance of the 5.75% Notes (iii) $540.0 million repayment of AAG debt assumed as part of the AAG acquisition (iv) $250.0 million proceeds from the issuance of the 6.125% Notes; (v) $300.0 million repayment of the 6.75% Notes; (vi) $363.6 million of payments on debt; (vii) payment of debt issuance costs of $37.8 million; (vi) $528.3 million of proceeds from the parent, SBH; and (vii) cash dividends paid to SBH of $72.1 million.

Net cash used by financing activities of $338.2 million for the year ended September 30, 2014 consist of (i) proceeds related to the issuance of debt under our former senior term loans of $523.7 million; (ii) repayment of $764.9 million under the former senior credit facilities and $6.0 million of other debt; (iii) dividend payments to SBH of $77.0 million; (iv) payment of share-based tax withholdings of employees for vested stock awards of $25.0 million; and (v) payment of debt issuance costs of $5.4 million.

Capital Expenditures

Capital expenditures for the Company totaled $95.2 million, $89.1 million and $73.3 million for the years ended September 30, 2016, 2015, and 2014, respectively. We expect to make investments in capital projects similar to historical levels, as well as incremental investments slightly above historical levels related to acquisitions and in high return cost reduction projects.

Depreciation and Amortization

Depreciation and amortization for the Company totaled $183.0 million, $170.0 million and $157.6 million for the years ended September 30, 2016, 2015, and 2014, respectively. The increase in depreciation and amortization for the years ended September 30, 2016 and 2015 is due to the recognition of property, plant and equipment and definite lived intangible assets from the acquisitions of AAG, European IAMS and Eukanuba, and Salix during the fiscal year ended September 30, 2015, as previously discussed.

Indebtedness

Refer to Note 10, “Debt” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

In addition to the outstanding principal on our debt obligations, we have annual interest payment obligations of $170.1 million in the aggregate. This includes interest under our: (i) 4.00% Notes of approximately $19.1 million; (ii) 6.625% Notes of approximately $37.8 million (iii) 6.125% Notes of approximately $15.3 million; (iv) 5.75% Notes of $57.5 million and (iv) Term Loans of $40.4 million. Interest on the 4.00% Notes, the 6.625% Notes and the 6.75% Notes is payable semi-annually in arrears and interest under the Term Loan and the Revolver Facility is payable on various interest payment dates as provided in the Senior Credit Agreement. We are required to pay certain fees in connection with our outstanding debt obligations including a quarterly commitment fee of up to 0.50% on the unused portion of the Revolver Facility and certain additional fees with respect to the letter of credit sub-facility under the Revolver Facility.

At September 30, 2016, we were in compliance with all covenants under the Senior Credit Agreement and the indentures governing our senior notes. See “Risk Factors”, for further discussion of the risks associated with our ability to service all of our existing indebtedness and maintain compliance with financial and other covenants related to such indebtedness.

Credit Ratings

The Company’s access to the capital markets and financing costs in those markets may depend on the credit ratings of the Company when it is accessing the capital markets. None of the Company’s current borrowings are subject to default or acceleration as a result of a downgrading of credit ratings, although a downgrade of the Company’s credit ratings could increase fees and interest charges on future borrowings.

Equity

During the years ended September 30, 2016, 2015 and 2014, SBH granted 0.6 million, 0.6 million and 0.7 million restricted stock units (“RSUs”), respectively, to our employees and our directors. All vesting dates are subject to the recipient’s continued employment, except as otherwise permitted by our Compensation Committee or Board of Directors or in certain cases if the employee is terminated without cause or as otherwise provided in an applicable employment agreement. The total market value of the RSUs on the date of grant was for the years ended September 30, 2016, 2015 and 2014 were $56.0 million, $52.9 million, and $50.5 million, respectively, which represented unearned share based compensation. Such unearned compensation is amortized to expense over the appropriate vesting period. See Note 16, “Share Based Compensation” of Notes to Condensed Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

During the year ended September 30, 2015, SBH issued 6.2 million shares of common stock in connection with the AAG acquisition, resulting in $562.7 million in proceeds, net of equity issuance costs.

From time to time we may repurchase outstanding shares of SBH common stock in the open market or otherwise. On July 28, 2015, the Board of Directors approved a $300.0 million common stock repurchase program. The authorization is effective for 36 months. During the years ended September 30, 2016, 2015 and 2014, SBH repurchased 450,087, 230,000 and 71,752 shares, respectively.

Liquidity Outlook

The Company’s ability to make principal and interest payments on borrowings under its U.S. and foreign credit facilities and its ability to fund planned capital expenditures will depend on its ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on its current level of operations, the Company believes that its existing cash balances and expected cash flows from operations will be sufficient to meet its operating requirements for at least the next 12 months. However, the Company may request borrowings under its credit facilities and seek alternative forms of financing or additional investments to achieve its longer-term strategic plans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

The following table summarizes our contractual obligations as of September 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Contractual Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Debt, excluding capital lease obligations(1)	$3,566.9	$154.0	$26.7	$22.7	$3,363.5
Interest payments excluding capital lease obligations(2)	1,286.4	175.3	339.4	337.3	434.4
Capital lease obligations(3)	162.7	16.4	29.4	27.7	89.2
Operating lease obligations(4)	147.1	42.3	56.1	30.3	18.4
Employee benefit obligations(5)	112.3	9.1	19.9	22.1	61.2
Total Contractual Obligations(6)	$5,275.4	$397.1	$471.5	$440.1	$3,966.7

(1)	See Note 10 “Debt”, included elsewhere in the Annual Report.
(2)	Interest payments on debt subject to variable interest rates are based upon annualized interest rates as of September 30, 2016. See Note 10, “Debt”, included elsewhere in the Annual Report.
(3)

Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position. See Note 10 “Debt”, included elsewhere in the Annual Report.

(4)	Operating lease payments due by fiscal year not reflected in the Consolidated Statements of Financial Position. See Note 11 “Leases”, included elsewhere in the Annual Report.
(5)

Employee benefit obligations represent the sum of our estimated future minimum required funding for our qualified defined benefit plans based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. See Note 13 “Employee Benefit Plans”, included elsewhere in this Annual Report.

(6)

At September 30, 2016, our Consolidated Statements of Financial Position includes reserves for uncertain tax positions. However, it is not possible to predict or estimate the timing of payments for these obligations. The Company cannot predict the ultimate outcome of income tax audits currently in progress for certain of our companies; however, it is reasonably possible that during the next 12 months, some portion of our unrecognized tax benefits could be recognized. See Note 14 “Income Taxes”, included elsewhere in this Annual Report.

The following table summarizes our other commercial commitments as of September 30, 2016, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities, insurance policies and lease arrangements:

	Contractual Payments Due by Period
(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Letters of credit	$24.6	$24.6	$—	$—	$—

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP and fairly present our financial position and results of operations. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and evaluates its estimates on an ongoing basis. The following policies are considered by management to be the most critical to understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. The application of these accounting policies requires judgment and use of assumptions as to future events and outcomes that are uncertain and, as a result, actual results could differ from these estimates. Refer to Note 2 “Significant Accounting Policies and Practices” of Notes to the Consolidated Financial Statements for all relevant accounting policies.

Goodwill, Intangible Assets and Other Long-Lived Assets

The Company’s goodwill, intangible assets and tangible fixed assets are stated at historical cost, net of depreciation and amortization, less any provision for impairment. Intangible and tangible assets with determinable lives are amortized or depreciated on a straight line basis over estimated useful lives. Refer to Note  2 “Significant Accounting Policies and Practices” of Notes to Consolidated Financial Statements for more information about useful lives.

On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting units to the carrying value to determine if potential goodwill impairment exists. Our reporting units are consistent with our operating segments. See Note 19, “Segment Information” for further discussion of operating and reporting segments. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the implied fair value of the reporting unit goodwill and its carrying value. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value of the reporting unit, we used a discounted cash flows methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. The fair value of GBA, HHI, PET, H&G, and GAC reporting units exceeded their carrying value by 157%, 110%, 58%, 326%, and 12%, respectively.

In addition to goodwill, the Company has indefinite-lived intangible assets that consist of acquired tradenames. On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of the identified trade names to the carrying value to determine if potential impairment exists. If the fair value is less than its carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. During the year ended September 30, 2016, the Company recognized $4.7 million impairment on indefinite life intangible assets due to the reduction in value of certain tradenames in response to changes in management’s strategy.

The Company also reviews other definite-lived intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year that necessitated an impairment test of definite-lived assets.

A considerable amount of judgment and assumptions is required in performing the impairment tests, principally in determining the fair value of each reporting unit and assets subject to impairment testing. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair value and therefore, additional impairment changes could be required. The Company is subject to financial statement risk in the event that business or economic conditions unexpectedly decline and impairment is realized.

Pensions

The Company recognizes amounts on the consolidated financial statements related to defined benefit pension plans using a September 30 measurement date. The accounting for these plans requires us to recognize the overfunded and/or underfunded status of each pension plan (i.e. the estimated present value of future benefits, net of plan assets) on the consolidated statement of financial position. A substantial portion of our pension obligations are related to defined benefit pension plans in the U.S., a majority of which are frozen. The determination of the estimated present value of future benefits includes several important assumptions, particularly around discount rates, expected returns on plan assets, and retirement and mortality rates.

The Company’s discount rate assumptions are based on the interest rate of high-quality corporate bonds, with appropriate consideration of our plans’ participants’ demographics and benefit payment terms. For the year ended September 30, 2016, we used discount rates ranging from 1.00% to 13.50%. We believe the discount rates used are reflective of the rates at which pension benefits could be effectively settled. If interest rates decline resulting in a lower discount rate, our pension liability, will increase along with the related pension expense and required funding contributions.

The Company’s expected return on plan assets assumptions are based on our expectation of long-term average rates of return on assets in the pension funds, which reflect both the current and projected asset mix of the funds and consider the historical returns earned on the fund. If the actual rates of return are lower than we assume, our future pension expense and required funding contributions may increase. Actual returns above the assumed level could decrease future pension expense and lower the amount of required funding contributions. For the year ended September 30, 2016, we used an expected return on plan assets of 7.00%. If plan assets decline due to poor market performance, our pension liability will increase along with increasing pension expense and required funding contributions may increase.

The Company reviews its actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate. Based on the information provided by independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows in the future. See Note 13,  “Employee Benefit Plans,” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our employee benefit plans.

Restructuring and Related Charges

Restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by us, include, but are not limited to, other costs directly associated with exit and relocation activities, including impairment of property and other assets, departmental costs of full-time incremental employees, and any other items related to the exit or relocation activities. Costs for such activities are estimated by us after evaluating detailed analyses of the costs to be incurred.

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

Restructuring and related charges associated with manufacturing and related initiatives are reported in cost of goods sold. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the restructuring initiatives implemented. Restructuring and related charges associated with administrative functions are reported in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the initiatives implemented.

While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as we execute a restructuring plan. See Note 4, “Restructuring and Related Charges” of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a more complete discussion of our restructuring initiatives and related costs.

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related deferred tax assets and liabilities.

The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available for reporting. For those income tax positions where it is not more-likely-than-not that a tax benefit will not be sustained upon conclusion of an examination, the Company has recorded a reserve based upon the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company did not recognize a reserve. As of September 30, 2016, the total amount of unrecognized tax benefits, including interest and penalties, that if not recognized, would affect the effective tax rate in future periods was $50.6 million. Our effective tax rate includes the impact of income tax reserves and changes to those reserves when considered appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue may require the use of cash or a reduction in our net operating loss carryforwards. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution.

The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credit, and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and ongoing prudent and feasible tax planning strategies. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period we make that determination.

As of September 30, 2016, we have U.S. federal net operating loss carryforwards (“NOLs”) of $758.9 million, with a federal tax benefit of $265.6 million and future tax benefits related to state NOLs of $60.6 million and capital loss carryforwards of $19.8 million with a federal and state tax benefit of $7.6 million. Our total valuation allowance for the tax benefit of deferred tax assets that may not be realized is $245.7 million at September 30, 2016. Of this amount, $203.7 million relates to U.S. net deferred tax assets and $42.0 million relates to foreign net deferred tax assets. We estimate that $197.8 million of valuation allowance related to domestic deferred tax assets cannot be released regardless of the amount of domestic operating income generated due to both prior period ownership changes that limit the amount of NOLs we can use and legal limitations on the use of capital losses and foreign tax credits.

As of September 30, 2016, we have provided $32.8 million of residual US taxes on earnings not yet taxed in the U.S. As of September 30, 2016, we project $3.4 million of additional tax expense from non-U.S. withholding and other taxes expected to be incurred on repatriation of foreign earnings.

See Note 14, “Income Taxes” of Notes to Consolidated Financial Statements elsewhere included in this Annual Report.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early application only being available to us beginning in the first quarter of our fiscal year ending September 30, 2018. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as to disclose key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption applicable. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. When appropriate, we use derivative financial instruments to mitigate the risk from such exposures. A  discussion of our accounting policies for derivative financial instruments is included in Note 12, “Derivatives,” to our Consolidated Financial Statements included elsewhere in this Annual Report.

Interest Rate Risk

A portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. We also have bank lines of credit at variable interest rates. The general levels of U.S., Canadian and European Union interest rates, LIBOR, CDOR and EURIBOR affect interest expense. We periodically use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable.

At September 30, 2016 we had $1,140.3 million or 31% of our total debt subject to variable interest rates, the majority related to our term loan of $1,123.4 million subject to a 0.75% floor. After inclusion of a weighted average of $155.3 million of interest rate swaps expiring in April 2017 fixing a portion of the variable rate debt, $985.0 million or 27% of our debt is subject to variable rates. Assuming an increase to market rates of 1% as of September 30, 2016, we would incur an increase to interest expense of $9.4 million.

At September 30, 2016, the potential change in fair value of our outstanding interest rate derivative instruments assuming a 1 percent decline in interest rates would be a loss of $0.2 million. The net impact on reported earnings, after also including the effect of the change on one year’s underlying interest rate exposure on our variable rate Term Loan, would be a net loss of $0.2 million.

Foreign Exchange Risk

We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with third-party customers, suppliers and creditors denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Mexican Pesos, Canadian Dollars, Australian Dollars and Brazilian Reals. We manage our foreign exchange exposure from such sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

At September 30, 2016, we had $647.1 million equivalent of debt denominated in foreign currencies. Other than our Euro-denominated term loan, Canadian-denominated term loan and Euro-denominated 4.00% Notes in the equivalent of $594.9 million recorded in a U.S. Dollar functional entity, the remaining debt is recorded in countries with the same functional currency as the debt. The foreign currency exposure from the Euro-denominated and Canadian-denominated term loans are substantially offset by Euro-denominated and Canadian-denominated intercompany loan receivables recorded in a U.S. Dollar-function entity and the 4.00% Notes are held as a net investment hedge of the translation of the Company’s net investments in Euro-denominated subsidiaries.

At September 30, 2016, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates, would be a loss of $35.7 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $19.3 million.

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

At September 30, 2016, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% decline in the underlying commodity prices, would be a loss of $2.0 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a gain of $1.8 million.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K within Item 15, Exhibits, Financial Statements and Schedules, inclusive and is incorporated herein by reference. This report is a combined report of SBH and SB/RH. The notes to the consolidated financial statements include consolidated SBH Notes and certain information related to SB/RH.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Spectrum Brands Holdings, Inc.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of SBH’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, SBH’s disclosure controls and procedures are effective to ensure that information required to be disclosed by SBH in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the SBH’s management, including the our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. SBH’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). SBH’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2016. In making this assessment, SBH’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control Integrated Framework (2013). SBH’s management has concluded that, as of September 30, 2016, its internal control over financial reporting is effective based on these criteria. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition. SBH 's independent registered public accounting firm, KPMG LLP, has issued an audit report on SBH 's internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting. There was no change in SBH’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, SBH’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. SBH’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that SBH’s disclosure controls and procedures or SBH’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with respect to SBH have been detected.

SB/RH Holdings, LLC

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of SB/RH’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, SB/RH’s disclosure controls and procedures are effective to ensure that information required to be disclosed by SB/RH in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to SB/RH’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. SB/RH’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). SB/RH’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2016. In making this assessment, SB/RH’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control Integrated Framework (2013). SB/RH’s management has concluded that, as of September 30, 2016, its internal control over financial reporting is effective based on these criteria. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of the acquisition.

Changes in Internal Control Over Financial Reporting. There was no change in SB/RH’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, SB/RH’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. SB/RH’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that SB/RH’s disclosure controls and procedures or SB/RH’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with respect to SB/RH have been detected.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K concerning the directors and executive officers of SBH and the nominees for re-election as directors of SBH at the SBH Annual Meeting of Shareholders to be held on January 24, 2017 (the “2017 Annual Meeting”) is incorporated herein by reference to the disclosures under the captions “Board of Directors” and “Executive Officers Who Are Note Directors” which will be included in the SBH’s definitive Proxy Statement relating to the 2017 Annual Meeting (the “Definitive Proxy Statement”), which will be filed not later than 120 days after the end of the SBH’s fiscal year ended September 30, 2016.

Audit Committee and Audit Committee Financial Expert

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Committees Established by Our Board of Directors” in the Definitive Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement.

Code of Ethics

We have adopted the Code of Ethics for the Principal Executive Officer and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Ethics for the Principal Executive Officer and Senior Financial Officers is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” We intend to disclose amendments to, and, if applicable, waivers of, this code of ethics on that section of our website.

We have also adopted the Spectrum Brands Code of Business Conduct and Ethics, a code of ethics that applies to all of our directors, officers and employees. The Spectrum Brands Code of Business Conduct and Ethics is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Any amendments to this code of ethics or any waiver of this code of ethics for executive officers or directors may be made only by our Board of Directors as a whole or our Audit Committee and will be promptly disclosed to our shareholders via that section of our website.

ITEM 11.EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Compensation Committee Interlocks and Insider Participation” in the Definitive Proxy Statement.

Report of the Compensation Committee of the Board of Directors

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Report of the Compensation Committee of the Board of Directors” in the Definitive Proxy Statement.

Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “Executive Compensation” in the Definitive Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Shares of Spectrum Brands Holdings, Inc.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Definitive Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure which will be included under the caption “Equity Compensation Plan Information” in the Definitive Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the caption “Certain Relationships and Related Transactions and Director Independence” in the Definitive Proxy Statement.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosures which will be included under the captions “Certain Relationships and Related Transactions and Director Independence” and “Board Actions; Board Member Independence; Committees of the Board of Directors” in the Definitive Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Spectrum Brands Holdings, Inc.

The information required by this Item 14 is incorporated herein by reference from the disclosures which will be included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm for Fiscal 2017” in the Definitive Proxy Statement.

SB/RH Holdings, LLC

The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to SB/RH for services to SB/RH and its consolidated subsidiaries, for each of the last two fiscal years:

(in millions)	2016	2015
Audit Fees	$5.5	$5.2
Audit-Related Fees	—	—
Tax Fees	0.3	0.6
All Other Fees	—	—
Total	$5.8	$5.8

In the above table, in accordance with the SEC’s definition and rules, “Audit Fees” are fees paid to KPMG LLP for professional services for the audit of SB/RH and our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Q, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as issuance of comfort letters and statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the due diligence activities relating to mergers and acquisitions. “Tax Fees” are fees for tax compliance, tax advice, and tax planning. Such fees were attributable to services for tax-compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories.

Pre-Approval of Independent Auditors Services and Fees

The Audit Committee pre-approved the audit services engagement performed by KPMG LLP for the year ended September 30, 2016. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, or audit related services, provided that the fees incurred by KPMG LLP in connection with any individual engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve on an engagement by engagement basis any individual non-audit or tax engagement in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1.

The financial statements of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

2.

The financial statement schedule of Spectrum Brands Holdings, Inc. and SB/RH Holdings, LLC listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

3.	The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”). The notes to the consolidated financial statements include consolidated SBH footnotes and certain footnotes related to SB/RH.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands Holdings, Inc.:

We have audited the accompanying consolidated statements of financial position of Spectrum Brands Holdings, Inc. and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 17, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 17, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands Holdings, Inc.:

We have audited Spectrum Brands Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Spectrum Brands Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Brands Holdings, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2016, and our report dated November 17, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 17, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

SB/RH Holdings, LLC:

We have audited the accompanying consolidated statements of financial position of SB/RH Holdings, LLC and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the years in the three-year period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SB/RH Holdings, LLC and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Milwaukee, Wisconsin

November 17, 2016

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Financial Position

September 30, 2016 and 2015

(in millions, except per share figures)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$275.3	$247.9
Trade receivables, net	482.6	498.8
Other receivables	55.6	87.9
Inventories	740.6	780.8
Prepaid expenses and other current assets	78.8	72.1
Total current assets	1,632.9	1,687.5
Property, plant and equipment, net	542.1	507.1
Deferred charges and other	43.2	42.2
Goodwill	2,478.4	2,476.7
Intangible assets, net	2,372.5	2,480.3
Total assets	$7,069.1	$7,193.8
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$164.0	$33.8
Accounts payable	580.1	620.6
Accrued wages and salaries	122.9	96.5
Accrued interest	39.3	63.3
Other current liabilities	189.3	212.7
Total current liabilities	1,095.6	1,026.9
Long-term debt, net of current portion	3,456.2	3,872.1
Deferred income taxes	532.7	572.5
Other long-term liabilities	140.6	115.5
Total liabilities	5,225.1	5,587.0
Commitments and contingencies (Note 18)
Shareholders' equity:
Common Stock, $0.01 par value: Authorized - 200.0 shares; Issued - 61.5 and 61.1 shares respectively; Outstanding - 59.4 and 59.4 shares, respectively.	0.6	0.6
Additional paid-in capital	2,073.6	2,033.6
Accumulated earnings (deficit)	63.6	(205.5)
Accumulated other comprehensive loss, net of tax	(229.4)	(200.1)
Treasury stock, at cost	(108.3)	(65.5)
Total shareholders' equity	1,800.1	1,563.1
Noncontrolling interest	43.9	43.7
Total equity	1,844.0	1,606.8
Total liabilities and equity	$7,069.1	$7,193.8

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Income

Years ended September 30, 2016, 2015 and 2014

(in millions, except per share figures)

	2016	2015	2014
Net sales	$5,039.7	$4,690.4	$4,429.1
Cost of goods sold	3,119.3	3,018.0	2,856.5
Restructuring and related charges	0.5	2.1	3.7
Gross profit	1,919.9	1,670.3	1,568.9
Selling	776.6	720.7	678.2
General and administrative	372.3	338.8	321.6
Research and development	58.7	51.3	47.9
Acquisition and integration related charges	36.7	58.8	20.1
Restructuring and related charges	14.7	26.6	19.2
Write-off from impairment of intangible assets	4.7	—	—
Total operating expenses	1,263.7	1,196.2	1,087.0
Operating income	656.2	474.1	481.9
Interest expense	250.0	271.9	202.1
Other non-operating expense, net	8.6	8.9	6.3
Income from operations before income taxes	397.6	193.3	273.5
Income tax expense	40.0	43.9	59.0
Net income	357.6	149.4	214.5
Net income attributable to non-controlling interest	0.5	0.5	0.4
Net income attributable to controlling interest	$357.1	$148.9	$214.1
Earnings Per Share
Basic earnings per share	$6.02	$2.68	$4.07
Diluted earnings per share	5.99	2.66	4.02
Dividends per share	1.47	1.27	1.15
Weighted Average Shares Outstanding
Basic	59.3	55.6	52.6
Diluted	59.6	55.9	53.3

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Comprehensive Income

Years ended September 30, 2016, 2015 and 2014

(in millions)

	2016	2015	2014
Net income	$357.6	$149.4	$214.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net tax of $2.3, $0.0 and $0.0, respectively	(8.5)	(113.0)	(32.6)
Unrealized gain (loss) on hedging activity, net tax of $2.9, $3.0, and $4.2, respectively	7.1	(13.2)	11.5
Defined benefit pension loss, net tax of $(10.8), $0.5 and $(1.6), respectively	(28.2)	(11.0)	(3.6)
Other comprehensive loss, net of tax	(29.6)	(137.2)	(24.7)
Comprehensive income	328.0	12.2	189.8
Comprehensive (loss) income attributable to non-controlling interest	(0.3)	(0.2)	0.4
Comprehensive income attributable to controlling interest	$328.3	$12.4	$189.4

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

Years ended September 30, 2016, 2015 and 2014

(in millions)

					Accumulated
			Additional	Accumulated	Other		Total	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury	Shareholders'	controlling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Stock	Equity	Interest	Equity
Balances as of September 30, 2013	52.2	$0.5	$1,410.7	$(435.9)	$(38.5)	$(39.8)	$897.0	$43.1	$940.1
Net income	—	—	—	214.1	—	—	214.1	0.4	214.5
Other comprehensive loss, net of tax	—	—	—	—	(24.6)	—	(24.6)	(0.1)	(24.7)
Restricted stock issued and related tax withholdings	0.6	—	(25.0)	—	—	—	(25.0)	—	(25.0)
Share based compensation	—	—	47.7	—	—	—	47.7	—	47.7
Treasury stock purchases	(0.1)	—	—	—	—	(4.5)	(4.5)	—	(4.5)
Dividend declared	—	—	—	(61.3)	—	—	(61.3)	—	(61.3)
Balances at September 30, 2014	52.7	0.5	1,433.4	(283.1)	(63.1)	(44.3)	1,043.4	43.4	1,086.8
Net income	—	—	—	148.9	—	—	148.9	0.5	149.4
Other comprehensive loss, net of tax	—	—	—	—	(137.0)	—	(137.0)	(0.2)	(137.2)
Common stock issuance	6.5	0.1	585.9	—	—	—	586.0	—	586.0
Restricted stock issued and related tax withholdings	0.4	—	(15.4)	—	—	—	(15.4)	—	(15.4)
Share based compensation	—	—	29.7	—	—	—	29.7	—	29.7
Treasury stock purchases	(0.2)	—	—	—	—	(21.2)	(21.2)	—	(21.2)
Dividend declared	—	—	—	(71.3)	—	—	(71.3)	—	(71.3)
Balances at September 30, 2015	59.4	0.6	2,033.6	(205.5)	(200.1)	(65.5)	1,563.1	43.7	1,606.8
Net income	—	—	—	357.1	—	—	357.1	0.5	357.6
Other comprehensive loss, net of tax	—	—	—	—	(29.3)	—	(29.3)	(0.3)	(29.6)
Restricted stock issued and related tax withholdings	0.4	—	0.4	—	—	—	0.4	—	0.4
Share based compensation	—	—	39.6	—	—	—	39.6	—	39.6
Treasury stock purchases	(0.4)	—	—	—	—	(42.8)	(42.8)	—	(42.8)
Dividend declared	—	—	—	(88.0)	—	—	(88.0)	—	(88.0)
Balances at September 30, 2016	59.4	$0.6	$2,073.6	$63.6	$(229.4)	$(108.3)	$1,800.1	$43.9	$1,844.0

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended September 30, 2016, 2015 and 2014

(in millions)

	2016	2015	2014
Cash flows from operating activities
Net income	$357.6	$149.4	$214.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	93.9	87.8	81.7
Depreciation	89.1	82.2	75.9
Share based compensation	64.4	47.6	46.8
Non-cash inventory adjustment from acquisitions	—	21.7	—
Non-cash restructuring and related charges	5.6	19.1	9.2
Write off for impairment of intangible assets	4.7	—	—
Amortization of debt issuance costs	11.6	12.6	12.8
Write-off of debt issuance costs on retired debt	5.8	11.2	6.4
Non-cash debt accretion	2.3	3.0	3.1
Write-off of unamortized discount on retired debt	—	1.7	2.8
Deferred tax (benefit) expense	(25.5)	(4.6)	1.9
Net changes in operating assets and liabilities, net of effects of acquisitions
Receivables	48.5	93.4	32.5
Inventories	40.2	(54.5)	10.6
Prepaid expenses and other current assets	(7.5)	(3.1)	(0.6)
Accounts payable and accrued liabilities	(40.5)	48.7	(36.5)
Other	(35.2)	(71.9)	(28.4)
Net cash provided by operating activities	615.0	444.3	432.7
Cash flows from investing activities
Purchases of property, plant and equipment	(95.2)	(89.1)	(73.3)
Business acquisitions, net of cash acquired	—	(1,191.1)	(27.6)
Proceeds from sales of property, plant and equipment	1.0	1.4	9.2
Other investing activities	(4.2)	(0.9)	(1.8)
Net cash used by investing activities	(98.4)	(1,279.7)	(93.5)
Cash flows from financing activities
Proceeds from issuance of debt	485.0	3,281.4	524.2
Payment of debt	(819.5)	(2,793.1)	(770.9)
Payment of debt issuance costs	(9.3)	(38.1)	(5.4)
Payment of cash dividends	(87.2)	(70.7)	(61.9)
Treasury stock purchases	(42.8)	(21.2)	(4.5)
Payment of contingent consideration	(3.2)	—	—
Share based tax withholding payments, net of proceeds upon vesting	(10.8)	(2.6)	(25.0)
Net proceeds from issuance of common stock	—	562.7	—
Net cash (used) provided by financing activities	(487.8)	918.4	(343.5)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	(2.5)	—
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(27.2)	(8.3)
Net increase (decrease) in cash and cash equivalents	27.4	53.3	(12.6)
Cash and cash equivalents, beginning of period	247.9	194.6	207.2
Cash and cash equivalents, end of period	$275.3	$247.9	$194.6
Supplemental disclosure of cash flow information
Cash paid for interest	$253.9	$250.3	$178.7
Cash paid for taxes	$35.4	$54.4	$80.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$37.6	$4.1	$34.4
Non cash financing activities
Issuance of shares through stock compensation plan	$47.9	$49.8	$40.0
Assumption of AAG debt	$—	$540.0	$—

See accompany notes to the consolidated financial statements.

SB/RH Holdings, LLC

Consolidated Statements of Financial Position

September 30, 2016 and 2015

(in millions)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$270.8	$247.9
Trade receivables, net	482.6	498.8
Other receivables	55.6	87.9
Inventories	740.6	780.8
Prepaid expenses and other current assets	78.8	72.1
Total current assets	1,628.4	1,687.5
Property, plant and equipment, net	542.1	507.1
Deferred charges and other	32.1	42.1
Goodwill	2,478.4	2,476.7
Intangible assets, net	2,372.5	2,480.3
Total assets	$7,053.5	$7,193.7
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$164.0	$68.5
Accounts payable	580.1	620.6
Accrued wages and salaries	122.9	96.5
Accrued interest	39.3	63.3
Other current liabilities	188.3	211.9
Total current liabilities	1,094.6	1,060.8
Long-term debt, net of current portion	3,456.2	3,872.1
Deferred income taxes	532.7	572.5
Other long-term liabilities	140.6	115.5
Total liabilities	5,224.1	5,620.9
Commitments and contingencies (Note 18)
Shareholder's equity:
Other capital	2,000.9	1,969.9
Accumulated earnings (deficit)	8.1	(246.7)
Accumulated other comprehensive loss, net of tax	(229.4)	(200.1)
Total shareholder's equity	1,779.6	1,523.1
Noncontrolling interest	49.8	49.7
Total equity	1,829.4	1,572.8
Total liabilities and equity	$7,053.5	$7,193.7

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Income

Years ended September 30, 2016, 2015 and 2014

(in millions)

	2016	2015	2014
Net sales	$5,039.7	$4,690.4	$4,429.1
Cost of goods sold	3,119.3	3,018.0	2,856.5
Restructuring and related charges	0.5	2.1	3.7
Gross profit	1,919.9	1,670.3	1,568.9
Selling	776.6	720.7	678.2
General and administrative	366.6	332.4	319.0
Research and development	58.7	51.3	47.9
Acquisition and integration related charges	36.7	58.8	20.1
Restructuring and related charges	14.7	26.6	19.2
Write-off from impairment of intangible assets	4.7	—	—
Total operating expenses	1,258.0	1,189.8	1,084.4
Operating income	661.9	480.5	484.5
Interest expense	250.0	271.9	202.1
Other non-operating expense, net	8.6	8.9	6.3
Income from operations before income taxes	403.3	199.7	276.1
Income tax expense	51.0	43.9	59.0
Net income	352.3	155.8	217.1
Net income attributable to non-controlling interest	0.4	0.4	0.3
Net income attributable to controlling interest	$351.9	$155.4	$216.8

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Comprehensive Income

Years ended September 30, 2016, 2015 and 2014

(in millions)

	2016	2015	2014
Net income	$352.3	$155.8	$217.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net tax of $2.3, $0.0, and $0.0 respectively	(8.5)	(113.0)	(32.5)
Unrealized gain (loss) on hedging activity, net tax of $2.9, $3.0, and $4.2, respectively	7.1	(13.2)	11.5
Defined benefit pension loss, net tax of $(10.8), $0.5 and $(1.6), respectively	(28.2)	(11.0)	(3.6)
Other comprehensive loss, net of tax	(29.6)	(137.2)	(24.6)
Comprehensive income	322.7	18.6	192.5
Comprehensive (loss) income attributable to non-controlling interest	(0.3)	(0.2)	0.4
Comprehensive income attributable to controlling interest	$323.0	$18.8	$192.1

See accompanying notes to the consolidated financial statements

SB/RH Holdings, LLC

Consolidated Statements of Shareholder’s Equity

Years ended September 30, 2016, 2015 and 2014

(in millions)

			Accumulated
		Accumulated	Other	Total	Non-
	Other	Earnings	Comprehensive	Shareholder's	controlling
	Capital	(Deficit)	(Loss)	Equity	Interest	Total Equity
Balances at September 30, 2013	$1,393.1	$(469.9)	$(38.5)	$884.7	$49.2	$933.9
Net income	—	216.8	—	216.8	0.3	217.1
Other comprehensive loss, net of tax	—	—	(24.6)	(24.6)	—	(24.6)
Restricted stock issued and related tax withholdings	(25.0)	—	—	(25.0)	—	(25.0)
Share based compensation	45.7	—	—	45.7	—	45.7
Dividends declared	—	(76.9)	—	(76.9)	—	(76.9)
Balances at September 30, 2014	1,413.8	(330.0)	(63.1)	1,020.7	49.5	1,070.2
Net income	—	155.4	—	155.4	0.4	155.8
Other comprehensive loss, net of tax	—	—	(137.0)	(137.0)	(0.2)	(137.2)
Contribution from parent	570.6	—	—	570.6	—	570.6
Restricted stock issued and related tax withholdings	(38.4)	—	—	(38.4)	—	(38.4)
Share based compensation	23.9	—	—	23.9	—	23.9
Dividends declared	—	(72.1)	—	(72.1)	—	(72.1)
Balances at September 30, 2015	1,969.9	(246.7)	(200.1)	1,523.1	49.7	1,572.8
Net income	—	351.9	—	351.9	0.4	352.3
Other comprehensive loss, net of tax	—	—	(29.3)	(29.3)	(0.3)	(29.6)
Contribution from parent	5.6	—	—	5.6	—	5.6
Restricted stock issued and related tax withholdings	(9.1)	—	—	(9.1)	—	(9.1)
Share based compensation	34.5	—	—	34.5	—	34.5
Dividends declared	—	(97.1)	—	(97.1)	—	(97.1)
Balances at September 30, 2016	$2,000.9	$8.1	$(229.4)	$1,779.6	$49.8	$1,829.4

See accompanying notes to the consolidated financial statements.

SB/RH Holdings, LLC

Consolidated Statements of Cash Flows

Years ended September 30, 2016, 2015 and 2014

(in millions)

	2016	2015	2014
Cash flows from operating activities
Net income	$352.3	$155.8	$217.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	93.9	87.8	81.7
Depreciation	89.1	82.2	75.9
Share based compensation	59.3	41.8	44.9
Non-cash inventory adjustment from acquisitions	—	21.7	—
Non-cash restructuring and related charges	5.6	19.1	9.2
Write off for impairment of intangible assets	4.7	—	—
Amortization of debt issuance costs	11.6	12.6	12.8
Write-off of debt issuance costs on retired debt	5.8	11.2	6.4
Non-cash debt accretion	2.3	3.0	3.1
Write-off of unamortized discount on retired debt	—	1.7	2.8
Deferred tax (benefit) expense	(14.5)	(4.6)	1.9
Net changes in operating assets and liabilities, net of effects of acquisitions
Receivables	48.5	93.4	32.5
Inventories	40.2	(54.5)	10.6
Prepaid expenses and other	(7.5)	(3.1)	0.7
Accounts payable and accrued liabilities	(40.5)	48.7	(35.9)
Other	(49.2)	(75.0)	(29.0)
Net cash provided by operating activities	601.6	441.8	434.7
Cash flows from investing activities
Purchases of property, plant and equipment	(95.2)	(89.1)	(73.3)
Business acquisitions, net of cash acquired	—	(1,191.1)	(27.6)
Proceeds from sales of property, plant and equipment	1.0	1.4	9.2
Other investing activities	(4.2)	(0.9)	(1.8)
Net cash used by investing activities	(98.4)	(1,279.7)	(93.5)
Cash flows from financing activities
Proceeds from issuance of debt	498.9	3,320.3	540.1
Payment of debt	(868.1)	(2,813.2)	(770.9)
Payment of debt issuance costs	(9.3)	(38.1)	(5.4)
Payment of cash dividends to parent	(97.2)	(72.1)	(77.0)
Payment of contingent consideration	(3.2)	—	—
Share based tax withholding payments, net of proceeds upon vesting	—	(2.6)	(25.0)
Capital contribution from parent	—	528.3	—
Net cash (used) provided by financing activities	(478.9)	922.6	(338.2)
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	(2.5)	—
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(27.2)	(8.3)
Net increase (decrease) in cash and cash equivalents	22.9	55.0	(5.3)
Cash and cash equivalents, beginning of period	247.9	192.9	198.2
Cash and cash equivalents, end of period	$270.8	$247.9	$192.9
Supplemental disclosure of cash flow information
Cash paid for interest	$253.9	$250.3	$178.7
Cash paid for taxes	$35.4	$54.4	$80.7
Non cash investing activities
Acquisition of property, plant and equipment through capital leases	$37.6	$49.8	$40.0
Assumption of AAG debt	$—	$540.0	$—

See accompanying notes to the consolidated financial statements.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

This report is a combined report of Spectrum Brands Holdings, Inc. (“SBH”) and SB/RH Holdings, LLC (“SB/RH”) (collectively, the “Company”).  The notes to the consolidated financial statements that follow include both consolidated SBH and SB/RH Notes, unless otherwise indicated below.

NOTE 1 - DESCRIPTION OF BUSINESS

Spectrum Brands Holdings, Inc., a Delaware corporation, is a diversified global branded consumer products company. SBH’s common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “SPB.” SB/RH Holdings, LLC is a wholly-owned subsidiary of SBH. SB/RH along with its wholly-owned subsidiary Spectrum Brands, Inc. (“SBI”) issued certain debt guaranteed by domestic subsidiaries of the Company. See Note 10 “Debt” of Notes to the Consolidated Financial Statements for more information pertaining to debt. The Company manufactures, markets and/or distributes its products in approximately 160 countries in the North America (“NA”), Europe, Middle East & Africa (“EMEA”), Latin America (“LATAM”) and Asia-Pacific (“APAC”) regions through a variety of trade channels, including retailers, wholesalers and distributors, original equipment manufacturers (“OEMs”), construction companies and hearing aid professionals. We enjoy strong name recognition in our regions under our various brands and patented technologies. Our diversified global branded consumer products have positions in seven major product categories: consumer batteries, small appliances, personal care, hardware and home improvement, pet supplies, home and garden and auto care. We manage the businesses in five vertically integrated, product-focused segments: (i) Global Batteries & Appliances (“GBA”), (ii) Global Pet Supplies (“PET”), (iii) Home and Garden (“H&G”), (iv) Hardware & Home Improvement (“HHI”) and (v) Global Auto Care (“GAC”). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that segment. See Note 19, “Segment Information” of Notes to the Consolidated Financial Statements for more information pertaining to segments. The following table summarizes the respective product types, brands, and regions for each of the reporting segments:

Segment	Products	Brands	Regions
GBA

Consumer batteries: Alkaline, zinc carbon, and NiMH rechargeable batteries; hearing aid and other specialty battery products; battery powered portable lighting products.
Small appliances: Small kitchen and home appliances.
Personal care: Electric shaving and grooming products, hair care appliances and accessories.

		Consumer batteries: Rayovac® , VARTA®. Small appliances: Black & Decker®, George Foreman®, Russell Hobbs®, Juiceman®, Breadman®, Farberware® and Toastmaster®. Personal care: Remington®.	NA EMEA LATAM APAC
HHI

Hardware: Hinges, security hardware, screen and storm door products, garage door hardware, window hardware and floor protection.
Security: Residential locksets and door hardware including knobs, levers, deadbolts, handlesets and electronics. Commercial doors, locks, and hardware.
Plumbing: Kitchen, bath and shower faucets and plumbing products.

		Hardware: National Hardware®, Stanley® and FANAL®. Security: Kwikset®, Weiser®, Baldwin®, EZSET® and Tell®. Plumbing: Pfister®.	NA EMEA LATAM APAC
PET	Companion Animal: Dog, cat and small animal food and treats; clean-up and training aid products and accessories; pet health and grooming products. Aquatics: Aquariums and aquatic health supplies.

Companion Animal: 8-in-1®, Dingo®, Nature's Miracle®, Wild Harvest®, Littermaid®, Jungle®, Excel®, FURminator®, IAMS®, Eukanuba®, Healthy-Hide®, ProSense®, Perfect Coat®, eCOTRITION®, Birdola® and Digest-eeze®.
Aquatics: Tetra®, Marineland®, Whisper® and Instant Ocean®.

NA EMEA LATAM APAC
H&G	Controls: Outdoor insect and weed control solutions, animal repellents. Household: Household insecticides and pest controls. Repellents: Personal use pesticides and insect repellent products.	Controls: Spectracide®, Garden Safe®, Liquid Fence®, and EcoLogic®. Household: Hot Shot®, Black Flag®, Real Kill®, Ultra Kill®, The Ant Trap® (TAT), and Rid-a-Bug®. Repellents: Cutter® and Repel®.	NA LATAM
GAC

Appearance: Protectants, wipes, tire and wheel care products, glass cleaners, leather care products, air fresheners and washes.
Performance: Automotive fuel and oil additives, and functional fluids.
A/C Recharge: Do-it-yourself air conditioner recharge products, refrigerant and oil recharge kits, sealants and accessories.

		Appearance: Armor All®. Performance: STP®. A/C Recharge: A/C PRO®.	NA EMEA LATAM APAC

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Significant Accounting Policies and Practices

Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of the Company and its majority owned subsidiaries and have been prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). All intercompany transactions have been eliminated.

The Company’s fiscal year ends on September 30. Throughout the year, the Company reports its results using fiscal quarters whereby each three month quarterly reporting period is approximately thirteen weeks in length and ends on a Sunday. The exceptions are the first quarter, which begins on October 1, and the fourth quarter, which ends on September 30. For the year ended September 30, 2016, the fiscal quarters were comprised of the three months ended January 3, 2016, April 3, 2016, July 3, 2016 and September 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary instruments purchased with original maturities of three months or less from date of purchase to be cash equivalents.

Receivables

Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined based on ongoing evaluations of the Company’s receivables, principally on the basis of historical collection experience and evaluations of the risks of nonpayment or return for a given customer. See Note 6, “Receivables” for further detail.

Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Cost of inventories is determined using the first-in, first-out (FIFO) method. See Note 7, “Inventory” for further detail.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset; such amortization is included in depreciation expense. The Company uses accelerated depreciation methods for income tax purposes. Useful lives for property, plant and equipment are as follows:

Asset Type	Range
Buildings and improvements	20 - 40 years
Machinery and equipment	2 - 15 years

Expenditures which substantially increase value or extend useful lives are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. The Company records gains and losses on the disposition or retirement of property, plant and equipment based on the net book value and any proceeds received.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-lived fixed assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows generated did not exceed the carrying value of the asset. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the year that necessitated an impairment test over property, plant and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

See Note 8, “Property, plant and equipment” for further detail.

Goodwill

Goodwill reflects the excess of acquisition cost over the aggregate fair value assigned to identifiable net assets acquired. Goodwill is not amortized, but instead is assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. Goodwill has been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit; our reporting units are consistent with our segments. See Note 19, “Segment Information” for further discussion. The Company performs its annual impairment test in the fourth quarter of its fiscal year.

Impairment of goodwill is evaluated using a two-step approach. In the first step, the fair value of each reporting unit is compared to its carrying value, including goodwill. In estimating the fair value of our reporting units, we use a discounted cash flow methodology, which requires us to estimate future revenues, expenses, and capital expenditures and make assumptions about our weighted average cost of capital and perpetuity growth rate, among other variables. We test the aggregate estimated fair value of our reporting units by comparison to our total market capitalization, including both equity and debt capital. If the fair value of a reporting unit is less than its carrying value, step two is performed. For step two, the implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than its carrying value, an impairment loss would be recognized equal to that excess. The fair values of the GBA, HHI, PET, H&G and GAC reporting units exceeded their carrying values by 157%, 110%, 58%, 326%, and 12%, respectively. As a result, a step two analysis was not required and there were no reporting units that were deemed at risk of impairment.

See Note 9 “Goodwill and Intangible Assets” for further detail.

Intangible Assets

Intangible assets are recorded at cost or at estimated fair value if acquired in a business combination. Customer lists, proprietary technology and certain trade name intangibles are amortized, using the straight-line method, over their estimated useful lives. The range and weighted average useful lives for definite-lived intangibles assets are as follows:

Asset Type	Range	Weighted Average
Customer relationships	2 - 20 years	18.5 years
Technology assets	5 - 18 years	11.2 years
Tradenames	5 - 13 years	11.4 years

Definite-lived intangible assets held and used are reviewed for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. If indicators of potential impairment are identified, the Company performs undiscounted cash flow analysis to determine if impairment exists. The asset value would be deemed impaired if the undiscounted cash flows expected to be generated by the asset did not exceed its carrying value. If impairment is determined to exist, any related impairment loss is calculated based on fair value. There were no triggering events identified during the years ended September 30, 2016, 2015 and 2014 that necessitated an impairment test of definite-lived intangible assets.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certain trade name intangible assets have an indefinite life and are not amortized; but instead are assessed for impairment at least annually and as triggering events or indicators of potential impairment are identified. The Company performs its annual impairment test in the fourth quarter of its fiscal year. Impairment of indefinite lived intangible assets is assessed by comparing the estimated fair value of the identified trade names to their carrying value to determine if potential impairment exists. If the fair value is less than the carrying value, an impairment loss is recorded for the excess. The fair value of indefinite-lived intangible assets is determined using an income approach, the relief-from-royalty methodology, which requires us to make estimates and assumptions about future revenues, royalty rates, and the discount rate, among others. During the year ended September 30, 2016, the Company recognized $4.7 million impairment on indefinite life intangible asset due to the reduction in value of certain tradenames in response to changes in management’s strategy. There was no impairment loss on indefinite-lived intangible assets for the years ended September 30, 2015 or 2014.

See Note 9, “Goodwill and Intangible Assets” for further detail.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt agreements. Debt issuance costs were $56.9 million and $65.1 million as of September 30, 2016 and 2015, respectively, and are included in Long Term Debt, Net of Current Portion in the Consolidated Statements of Financial Position. Amortization of debt issuance costs is recognized as Interest Expense in the Consolidated Statements of Income.

Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency exchange rate and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Derivative assets and liabilities are reported at fair value in the Consolidated Statements of Financial Position. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. Depending on the nature of derivatives designated as hedging instruments, changes in fair value are either offset against the change in fair value of the hedged assets or liability through earnings, or recognized in equity through other comprehensive income until the hedged item is recognized. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. For derivatives that do not qualify for hedge accounting treatment, the change in the fair value is recognized in earnings. See Note 12, “Derivatives” for further detail.

Treasury Stock

Treasury stock purchases are stated at cost and presented as a separate reduction of equity.

Revenue Recognition

The Company recognizes revenue from product sales generally upon delivery to the customer, or at the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and risks and rewards of ownership of the product are passed, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence that an arrangement exists, the price to the buyer is fixed or determinable and ability to collect is deemed reasonably assured. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net Sales.

The Company enters into promotional arrangements, primarily with retail customers, that entitle such retailers to earn rebates from the Company. These arrangements require the Company to estimate and accrue the costs of these programs, which are treated as a reduction of Net Sales.

The Company enters into promotional arrangements that target the ultimate consumer. The costs associated with such arrangements are treated as either a reduction in Net Sales or an increase in Cost of Goods Sold, based on the type of promotional program. The Company monitors its commitments under all promotion arrangements and uses various measures, including past experience, to estimate the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and documented through written contracts, correspondence or other communications with the individual customers.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash payments in order to secure the right to distribute through such customers. The Company capitalizes these payments provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume-based term of the arrangement. Capitalized payments are reported in the Consolidated Statements of Financial Position as Deferred Charges and Other Assets and related amortization is treated as a reduction in Net Sales.

Shipping and Handling Costs

Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities. Shipping and handling costs was $294.7 million, $272.9 million and $260.3 million during the years ended September 30, 2016, 2015 and 2014, respectively. Shipping and handling costs are included in Selling Expenses in the Consolidated Statements of Income.

Advertising Costs

Advertising costs include agency fees and other costs to create advertisements, as well as costs paid to third parties to print or broadcast the Company’s advertisements and are expensed as incurred. The Company incurred advertising costs of $39.8 million, $35.0 million and $21.4 million during the years ended September 30, 2016, 2015 and 2014, respectively. Advertising costs are included in Selling Expenses in the Company’s Consolidated Statements of Income.

Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

Environmental Expenditures

Environmental expenditures that relate to current operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability for environmental matters on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale.

Restructuring and Related Charges

Restructuring charges include, but are not limited to, the costs of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and relocation activities, including impairment of property and other assets, departmental costs of full-time incremental employees, and any other items related to the exit or relocation activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred.

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits, impairment of property and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit activities.

Restructuring and related charges associated with manufacturing and related initiatives are recorded in Cost of Goods Sold. Restructuring and related charges reflected in Cost of Goods Sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the manufacturing component of a restructuring initiative. Restructuring and related charges associated with administrative functions are recorded in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the administrative components of the restructuring initiatives implemented. See Note 4, “Restructuring and Related Charges” for further detail.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Acquisition and Integration Related Charges

Acquisition and integration related charges include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to both consummated acquisitions and acquisition targets, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination expenses associated with integration activity. See Note 3, “Acquisitions” for further detail.

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

See Note 14, “Income Taxes” for further detail.

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the Company’s operations outside the United States. Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of equity in Accumulated Other Comprehensive Income (“AOCI”), including the effects of exchange rate changes on intercompany balances of a long-term investment nature. See Note 17, “Accumulated Other Comprehensive Income” for further detail.

Foreign currency transaction gains and losses for transactions denominated in a currency other than the functional currency are reported in Other Non-Operating Expense, Net in the Consolidated Statements of Income in the period they occur. Exchange losses on foreign currency transactions were $10.2 million, $9.6 million, and $6.8 million for the years ended September 30, 2016, 2015 and 2014, respectively.

Newly Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU provides for changes to the accounting for share-based payment awards issued to employees; primarily income taxes upon award vest or settlement, cash flow presentations of excess tax benefits and employee withheld taxes paid, as well as an entity forfeiture policy election. The ASU is effective for annual periods beginning after December 15, 2016, and interim period within those annual periods. Early adoption is permitted for any interim or annual period. The Company has elected to early adopt, effective as if adopted the first day of the fiscal year, October 1, 2015.

Under the new guidance, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation will be recognized within income tax expense. Under prior guidance, windfalls were recognized to additional paid-in capital and shortfalls were only recognized in the extent they exceed the pool of windfall tax benefits. As of September 30, 2015, there was $22.2 million of unrecognized deferred tax assets attributable to excess tax benefits that were not previously recognized as they did not reduce income taxes payable. The cumulative adjustment for the adoption did not have an impact on net equity as the incremental deferred tax assets are fully reserved by an incremental valuation allowance as of September 30, 2015. The adoption of the new standard impacted our previously reported quarterly results for the recognition of excess tax benefits in our provision for income taxes rather than paid in capital.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented on a balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Current guidance generally requires entities to capitalize costs paid to third parties that are directly related to issuing debt and that otherwise wouldn’t be incurred, and present those amounts separately as deferred charges. During the year ended September 30, 2016, the Company retrospectively applied the adoption of this ASU, resulting in a reclassification of $65.1 million of debt issuance costs as of September 30, 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred tax assets and liabilities to be classified as noncurrent on a balance sheet. Current guidance requires an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts. The new guidance requires all deferred tax assets and liabilities to be presented as noncurrent as the separate current classification results in little to no benefit to users of the financial statements because the classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. During the year ended September 30, 2016, the Company retrospectively applied the adoption of this ASU, resulting in a reclassification of $44.7 million of current deferred tax assets and $4.6 million of current deferred tax liabilities as of September 30, 2015.

The following is a summary of the reclassifications from the retrospective adoption of ASU 2015-03 and ASU 2015-17 discussed above, as of September 30, 2015 for SBH and SB/RH, respectively:

	SBH			SB/RH
Statement of Financial Position (in millions)	As Reported	Reclassification	As Reclassified	As Reported	Reclassification	As Reclassified
Prepaid expenses and other current assets	$116.8	$(44.7)	$72.1	$116.8	$(44.7)	$72.1
Deferred charges and other	101.7	(59.5)	42.2	101.6	(59.5)	42.1
Other current liabilities	(217.3)	4.6	(212.7)	(216.5)	4.6	(211.9)
Long-term debt, net of current portion	(3,937.2)	65.1	(3,872.1)	(3,937.2)	65.1	(3,872.1)
Deferred taxes (noncurrent liability)	(607.0)	34.5	(572.5)	(607.0)	34.5	(572.5)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU simplifies the presentation of provisional amounts recognized in a business combination during the measurement period (one year from the date of acquisition). Current guidance requires retrospective adjustment of prior periods; the new guidance eliminates this requirement. The Company applied the adoption of this ASU effective the first day of the year ending September 30, 2016 and all subsequent measurement period adjustments are recorded in the period identified, resulting in the recognition of adjustments to goodwill from the Armored AutoGroup (“AAG”) acquisition. See Note 9 “Goodwill and Intangible Assets”, for adjustments to goodwill.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue recognition model requires identifying the contract and performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the updates recognized at the date of the initial application along with additional disclosures. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which amends the previously issued ASU to provide for a one year deferral from the original effective date. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2019, with early application only being available to us beginning in the first quarter of our fiscal year ending September 30, 2018. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in ASC 840, Leases. This ASU requires lessees to recognize lease assets and liabilities on the balance sheet, as well as disclosing key information about leasing arrangements. Although the new ASU requires both operating and finance leases to be disclosed on the balance sheet, a distinction between the two types still exists as the economics of leases can vary. The ASU can be applied using a modified retrospective approach, with a number of optional practical expedients relating to the identification and classification of leases that commenced before the effective date, along with the ability to use hindsight in the evaluation of lease decisions, that entities may elect to apply. As a result, the ASU will become effective for us beginning in the first quarter of our fiscal year ending September 30, 2020, with early adoption applicable. We are assessing the impact this pronouncement will have on the consolidated financial statements of the Company and have not determined the materiality or method of adoption.

NOTE 3 - ACQUISITIONS

The Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.

Armored AutoGroup

On May 21, 2015, the Company completed the acquisition of AAG, a consumer products company consisting primarily of Armor All® branded automotive aftermarket appearance products, STP® branded performance chemicals and the A/C PRO® branded do-it-yourself automotive air conditioner recharge products. The results of AAG’s operations since May 21, 2015 are included in the Company’s Consolidated Statements of Income, and reported as a separate reporting segment under GAC for the years ended September 30, 2016 and 2015.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the May 21, 2015 acquisition date. Measurement period adjustments were recorded subsequent to the acquisition date in the period identified. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of purchase price and purchase price allocation, including measurement period adjustments, is as follows:

(in millions)	Purchase Price
Cash consideration	$929.3

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$30.9
Receivables	156.5
Inventories	82.5
Prepaid expenses and other current assets	8.2
Property, plant and equipment, net	37.6
Goodwill	975.4
Intangible assets	418.0
Deferred charges and other	16.5
Accounts payable and accrued liabilities	(119.2)
Long-term debt	(540.0)
Other long term liabilities	(137.1)
Net assets acquired	$929.3

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation resulted in goodwill of $975.4 million of which $4.9 million is deductible for tax purposes. Due to expected synergies in sales of legacy Spectrum branded products through new distribution channels, the Company has allocated $38.9 million of the acquired goodwill to its GBA segment. The remaining $936.5 million of goodwill is allocated to the GAC segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$295.0	Indefinite
Technology	41.0	10
Licensing agreements	19.0	10
Customer relationships	63.0	15
Total intangibles acquired	$418.0

The Company performed a valuation of the acquired inventories; property, plant and equipment; tradenames; technologies; licensing agreements; and customer relationships. The following is a summary of significant inputs to the valuation:

•

Inventories – The replacement cost approach was applied to estimate the fair value of the raw materials and unbranded finished goods inventory. Branded finished goods were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.

•	Property, plant and equipment – The market approach was used to estimate the fair value of land. The direct cost approach was used to estimate the fair value of property, plant and equipment.

•

Tradenames – The Company valued indefinite-lived trade names using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•

Technology – The Company valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•

Licensing Agreements – The Company valued licensing agreements using the income approach. Under this method, the asset value was determined by estimating the revenue stream over the implied life of the agreements.

•

Customer relationships – The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2.0% to 12.1%. The Company assumed a customer retention rate of approximately 95.0%, which is supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 9.5%.

The following unaudited pro forma combined financial information presents the Company’s pro forma results for the years ended September 30, 2015 and 2014 had the results of AAG been combined as of October 1, 2013:

	2015	2014
(in millions)	(Unaudited)	(Unaudited)
Pro forma net sales	$4,966.2	$4,872.4
Pro forma net income	$217.3	$235.5

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The 2015 unaudited pro forma combined financial results exclude (1) a non-recurring interest expense of $35.7 million related to the extinguishment of AAG debt recognized in connection with the acquisition, (2) $47.3 million of acquisition and integration related charges incurred as a result of the acquisition (3) $18.8 million of non-recurring expense related to the fair value adjustment to acquisition date inventory and (4) $10.4 million of accelerated share based compensation costs incurred as a result of the acquisition.

Salix

On January 16, 2015, the Company completed the acquisition of Salix, a vertically integrated producer and distributor of natural rawhide dog chews, treats and snacks. The results of Salix’s operations are included in the Company’s Consolidated Statements of Income, and as part of the PET segment.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the January 16, 2015 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$146.8
Contingent consideration	1.5
Total purchase price	$148.3

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$0.5
Receivables	10.7
Inventories	17.0
Prepaid expenses and other current assets	2.5
Property, plant and equipment, net	1.2
Goodwill	71.5
Intangible assets	55.5
Accounts payable and accrued liabilities	(8.5)
Other long term liabilities	(2.1)
Net assets acquired	$148.3

The purchase price allocation resulted in goodwill of $71.5 million of which $24.7 million is deductible for tax purposes. Goodwill was allocated to the PET segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$17.0	Indefinite
Definite-lived tradenames	1.0	13
Technology	2.1	17
Customer relationships	35.4	13
Total intangibles acquired	$55.5

The Company performed a valuation of the acquired inventories, property, plant and equipment, tradenames, customer relationships and non-compete agreement. A summary of the significant inputs to the valuation is as follows:

•

Inventories – The replacement cost approach was applied to estimate the fair value of the raw materials and unbranded finished goods inventory. Branded finished goods were valued based on the comparative sales method, which estimates the expected sales price of the finished goods inventory, reduced for all costs expected to be incurred in its completion or disposition and a profit on those costs.

•

Property, plant and equipment – The cost approach was utilized to estimate the fair value of approximately 98% of the property, plant and equipment. The sales comparison approach was used to estimate the fair value of the remaining 2% of the property, plant and equipment.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

Tradenames – The Company valued indefinite-lived trade names using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•

Technology – The Company valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•

Customer relationships – The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 0% to 12.1%. The Company assumed a customer retention rate of approximately 92.5%, which is supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 12% to 13%.

•

Non-compete agreement – The Company valued the non-compete agreement using the income approach that compares the prospective cash flows with and without the non-compete agreement in place. The value of the non-compete agreement is the difference between the discounted cash flows of the business under each of these two alternative scenarios, considering both tax expenditure and tax amortization benefits.

The Salix acquisition was not considered individually significant to the consolidated results of the Company and therefore pro forma results are not presented.

European IAMS and Eukanuba

On December 31, 2014, the Company completed the acquisition of Procter & Gamble’s European IAMS and Eukanuba pet food business, including its brands for dogs and cats. The results of European IAMS and Eukanuba’s operations are included in the Company’s Consolidated Statements of Income, and as part of the PET segment.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the December 31, 2014 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$115.7

(in millions)	Purchase Price Allocation
Inventories	$16.3
Prepaid expenses and other current assets	2.9
Property, plant and equipment, net	58.3
Goodwill	4.0
Intangible assets	39.6
Accounts payable and accrued liabilities	(2.7)
Other long term liabilities	(2.7)
Net assets acquired	$115.7

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation resulted in goodwill of $4.0 million which is not deductible for tax purposes. Goodwill was allocated to the PET segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$25.5	Indefinite
Technology	3.6	8
Customer relationships	10.5	15
Total intangibles acquired	$39.6

The Company performed a valuation of the acquired inventories, property, plant and equipment, tradenames, technology and customer relationships. The following is a summary of significant inputs to the valuation:

•

Inventories – The replacement cost approach was applied to estimate the fair value of the raw materials inventory. Work-in-process and finished goods inventory were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on the value added in the completion and disposal effort.

•	Property, plant and equipment – The market approach was used to estimate the fair value of land. The direct cost approach was used to estimate the fair value of property, plant and equipment.

•

Tradenames – The Company valued indefinite-lived trade names using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade names were not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•

Technology – The Company valued technology using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions, related licensing agreements and the importance of the technology and profit levels, among other considerations. The Company anticipates using these technologies through the legal life of the underlying patents; therefore, the expected useful life of these technologies is based on the remaining life of the underlying patents.

•

Customer relationships – The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 0% to 5.6%. The Company assumed a customer retention rate of approximately 90% to 100%, which was supported by historical retention rates. Income taxes were estimated at 25% and amounts were discounted using a rate of 12.5%.

The European IAMS and Eukanuba acquisition was not considered individually significant to the consolidated results of the Company and therefore pro forma results are not presented.

Tell Manufacturing

On October 1, 2014, the Company completed the acquisition of Tell, a manufacturer and distributor of commercial doors, locks, and hardware. The results of Tell’s operations are included in the Company’s Consolidated Statements of Income, and as part of the HHI segment.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the October 1, 2014 acquisition date. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets was recorded as goodwill, which includes value associated with the assembled workforce, including an experienced research team. The calculation of the purchase price and purchase price allocation is as follows:

(in millions)	Purchase Price
Cash consideration	$30.3

(in millions)	Purchase Price Allocation
Cash and cash equivalents	$1.1
Receivables	6.0
Inventories	7.2
Prepaid expenses and other current assets	0.6
Property, plant and equipment, net	1.5
Goodwill	7.1
Intangible assets	12.5
Accounts payable and accrued liabilities	(5.7)
Net assets acquired	$30.3

The purchase price allocation resulted in goodwill of $7.1 million which is deductible for tax purposes. Goodwill was allocated to the HHI segment. The values allocated to intangible assets and the weighted average useful lives are as follows:

(in millions)	Carrying Amount	Weighted Average Useful Life (Years)
Tradenames	$4.0	Indefinite
Customer relationships	8.5	13
Total intangibles acquired	$12.5

The Company performed a valuation of the acquired inventories, property, plant and equipment, tradenames and customer relationships. The following is a summary of significant inputs to the valuation:

•

Inventories – The replacement cost approach was applied to estimate the fair value of the raw materials inventory. Finished goods were valued at estimated selling price less the sum of costs of disposal and a reasonable profit on the value added in the completion and disposal effort.

•

Property, plant and equipment – The cost approach was used to estimate the fair value of approximately 97% of the property, plant and equipment. The sales comparison approach was utilized to estimate the fair value of the remaining 3% of the property, plant and equipment.

•

Tradenames – The Company valued indefinite-lived trade names using an income approach, the relief-from-royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including prior transactions of Tell, related trademarks and trade names, other similar trademark licensing and transaction agreements and the relative profitability and perceived contribution of the trade names.

•

Customer relationships – The Company valued customer relationships using an income approach, the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used, which are estimated using annual expected growth rates of 2.5% to 7.1%. The Company assumed a customer retention rate of approximately 90%, which was supported by historical retention rates. Income taxes were estimated at 38% and amounts were discounted using a rate of 20%.

The Tell Manufacturing acquisition was not considered individually significant to the consolidated results of the Company and therefore pro forma results are not presented.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Acquisition and Integration Costs

The following table summarizes acquisition and integration related charges incurred by the Company during the years ended September 30, 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Armored AutoGroup	$14.6	$21.8	$—
HHI Business	13.3	12.0	11.0
European IAMS and Eukanuba	3.5	9.3	—
Salix	2.1	10.7	—
Other	3.2	5.0	9.1
Total acquisition and integration related charges	$36.7	$58.8	$20.1

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

GAC Business Rationalization Initiatives – During the third quarter of the year ended September 30, 2016, the Company implemented a series of initiatives in the GAC segment to consolidate certain operations and reduce operating costs. These initiatives included headcount reductions and the exit of certain facilities. Total costs associated with these initiatives are expected to be approximately $20 million, of which $5.3 million has been incurred to date, the balance is anticipated to be incurred through September 30, 2017.

HHI Business Rationalization Initiatives – During the fourth quarter of the year ended September 30, 2014, the Company implemented a series of initiatives throughout the HHI segment to reduce operating costs and exit low margin business outside the U.S. These initiatives included headcount reductions, the exit of certain facilities and the sale of a portion of the global HHI operations. Total costs associated with these initiatives of $16.6 million has been incurred to date, and completed as of September 30, 2016.

Global Expense Rationalization Initiatives – During the third quarter of the year ended September 30, 2013, the Company implemented a series of initiatives throughout the Company to reduce operating costs. These initiatives consisted of headcount reductions in the GBA and PET, and within Corporate. Total costs associated with these initiatives of $47.0 million has been incurred to date, and completed as of September 30, 2016.

Other Restructuring Activities – The Company has entered or may enter into small, less significant initiatives and restructuring activities to reduce costs and improve margins throughout the organization. Individually these activities are not substantial, and occur over a shorter time period (less than 12 months). Total costs associated with these initiatives are expected to be approximately $6 million, of which $2.9 million has been incurred to date.

The following summarizes restructuring and related charges for the years ended September 30, 2016, 2015, and 2014:

(in millions)	2016	2015	2014
Global expense rationalization initiatives	$5.2	$17.1	$13.4
HHI business rationalization initiatives	1.8	10.3	4.5
GAC business rationalization initiatives	5.3	—	—
Other restructuring activities	2.9	1.3	5.0
Total restructuring and related charges	$15.2	$28.7	$22.9
Reported as:
Cost of goods sold	$0.5	$2.1	$3.7
Operating expense	14.7	26.6	19.2

The following summarizes restructuring and related charges for the years ended September 30, 2016, 2015, and 2014, and cumulative costs on restructuring initiatives as of September 30, 2016, by cost type:

	Termination	Other
(in millions)	Benefits	Costs	Total
For the year ended September 30, 2016	4.3	10.9	15.2
For the year ended September 30, 2015	7.0	21.7	28.7
For the year ended September 30, 2014	11.2	11.7	22.9
Cumulative costs through September 30, 2016	32.4	39.4	71.8

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of the accrual related to all restructuring and related activities, included within Other Current Liabilities, by cost type, for the years ended September 30, 2016, 2015, and 2014:

	Termination	Other
(in millions)	Benefits	Costs	Total
Accrual balance at September 30, 2014	$9.9	$1.6	$11.5
Provisions	5.1	3.9	9.0
Cash expenditures	(9.5)	(1.7)	(11.2)
Non Cash Items	(1.2)	0.1	(1.1)
Accrual balance at September 30, 2015	4.3	3.9	8.2
Provisions	4.3	10.9	15.2
Cash expenditures	(6.9)	(13.6)	(20.5)
Non-cash items	(0.1)	(0.2)	(0.3)
Accrual balance at September 30, 2016	$1.6	$1.0	$2.6

The following summarizes restructuring and related charges by segment for the years ended September 30, 2016, 2015, and 2014, cumulative costs on restructuring initiatives as of September 30, 2016 and future expected costs to be incurred by segment:

(in millions)	GBA	PET	HHI	GAC	Corporate	Total
For the year ended September 30, 2016	$0.8	$4.6	$4.5	5.3	$—	$15.2
For the year ended September 30, 2015	8.5	9.5	10.3	—	0.4	28.7
For the year ended September 30, 2014	11.2	3.0	8.2	—	0.5	22.9
Cumulative costs through September 30, 2016	30.0	15.1	19.3	5.3	2.1	71.8
Future costs to be incurred	1.0	1.8	0.1	14.6	0.1	17.6

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial assets and liabilities are defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value measurements are classified using a fair value hierarchy that is based upon the observability of inputs used in measuring fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed assumptions about hypothetical transactions in the absence of market data. Fair value measurements are classified under the following hierarchy:

•	Level 1 - Unadjusted quoted prices for identical instruments in active markets.
•

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 - Significant inputs to the valuation model are unobservable.

The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s derivatives are valued on a recurring basis using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities, which are generally based on quoted or observed market prices (Level 2). The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instrument assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The Company has not changed the valuation techniques used in measuring the fair value of any financial assets and liabilities during the year.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair values of derivative instruments as of September 30, 2016 and 2015 are as follows. See Note 12, “Derivatives” for additional detail:

	2016		2015
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Derivative Assets	$8.7	$8.7	$6.0	$6.0
Derivative Liabilities	$3.2	$3.2	$9.8	$9.8

The carrying values of cash and cash equivalents, receivables, accounts payable and short term debt approximate fair value based on the short-term nature of these assets and liabilities. The carrying values of goodwill, intangible assets and other long-lived assets are tested annually or more frequently if an event occurs that indicates an impairment loss may have been incurred, using fair value measurements with unobservable inputs (Level 3).

The carrying values and estimated fair values for debt as of September 30, 2016 and 2015 are as follows:

	2016		2015
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Total debt - SBH	$3,620.2	$3,865.1	$3,905.9	$4,085.8
Total debt - SB/RH	$3,620.2	$3,865.1	$3,940.6	$4,120.5

The fair value measurements of the Company’s debt represent non-active market exchange-traded securities which are valued at quoted input prices that are directly observable or indirectly observable through corroboration with observable market data (Level 2).

NOTE 6 - RECEIVABLES

The allowance for uncollectible receivables as of September 30, 2016 and 2015 was $46.8 million and $44.0 million, respectively. The following is a rollforward of the allowance for the years ended September 30, 2016, 2015 and 2014:

	Beginning	Charged to		Other	Ending
(in millions)	Balance	Profit & Loss	Deductions	Adjustments	Balance
September 30, 2016	$44.0	$15.6	$(12.0)	$(0.8)	$46.8
September 30, 2015	$48.6	$6.0	$(6.3)	$(4.3)	$44.0
September 30, 2014	$37.4	$7.4	$(2.4)	$6.2	$48.6

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented 15%, 15% and 16% of the Company’s Net Sales during years ended September 30, 2016, 2015 and 2014, respectively. This major customer also represented 15% and 16% of the Company’s Trade Receivables as of September 30, 2016 and 2015, respectively.

We have entered into various factoring agreements and early pay programs with our customers to sell our trade receivables under non-recourse agreements in exchange for cash proceeds. A loss on sales is recognized for any discount and factoring fees associated with the transfer. We utilize factoring arrangements as an integral part of our financing for working capital. These transactions are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control over and risk related to the receivables to buyers. In some instances, we may continue to service the transferred receivable after the factoring has occurred, but in most cases we do not service any factored accounts, and any servicing of the trade receivable does not constitute significant continuing involvement or preclude the recognition of a sale. We do not carry any material servicing assets or liabilities. Cash proceeds from these arrangements are reflected as operating activities. The aggregate gross amount factored under these facilities was $2,055.0 million, $1,938.0 million and $1,575.0 million for the years ended September 30, 2016, 2015 and 2014, respectively. The cost of factoring such trade receivables was $10.1 million, $6.5 million and $9.7 million for the years ended September 30, 2016, 2015 and 2014 and reflected in the Consolidated Statements of Income as General and Administrative Expense.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVENTORY

Inventories as of September 30, 2016 and 2015 consist of the following:

(in millions)	2016	2015
Raw materials	$127.5	$132.4
Work-in-process	43.6	37.9
Finished goods	569.5	610.5
	$740.6	$780.8

NOTE 8 - Property, Plant and Equipment

Property, plant and equipment as of September 30, 2016 and 2015 consist of the following:

(in millions)	2016	2015
Land, buildings and improvements	$195.8	$190.9
Machinery, equipment and other	550.6	491.9
Capitalized leases	130.0	97.3
Construction in progress	57.7	51.8
Property, plant and equipment	$934.1	$831.9
Accumulated depreciation	(392.0)	(324.8)
Property, plant and equipment, net	$542.1	$507.1

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

Goodwill, by segment, consists of the following:

(in millions)	GBA	HHI	PET	H&G	GAC	Total
As of September 30, 2014	$327.4	$709.8	$235.9	$196.5	$—	$1,469.6
AAG acquisition	38.9	—	—	—	933.2	972.1
European IAMS and Eukanuba acquisition	—	—	4.0	—	—	4.0
Salix acquisition	—	—	71.5	—	—	71.5
Tell Manufacturing acquisition	—	7.1	—	—	—	7.1
Foreign currency impact	(17.8)	(17.4)	(11.8)	—	(0.6)	(47.6)
As of September 30, 2015	348.5	699.5	299.6	196.5	932.6	2,476.7
Adjustments	—	—	—	—	3.3	3.3
Foreign currency impact	(3.4)	3.3	0.2	—	(1.7)	(1.6)
As of September 30, 2016	$345.1	$702.8	$299.8	$196.5	$934.2	$2,478.4

The carrying value and accumulated amortization for intangible assets subject to amortization are as follows:

	2016			2015
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$984.8	$(302.9)	$681.9	$985.2	$(247.4)	$737.8
Technology assets	237.2	(96.7)	140.5	238.6	(78.1)	160.5
Tradenames	165.7	(89.1)	76.6	165.4	(73.7)	91.7
Total	$1,387.7	$(488.7)	$899.0	$1,389.2	$(399.2)	$990.0

Certain trade names intangible assets have an indefinite life and are not amortized. The balance of trade names not subject to amortization was $1,473.5 million and $1,490.3 million as of September 30, 2016 and 2015. During the year ended September 30, 2016, the Company recognized $4.7 million impairment on indefinite life intangible assets due to the reduction in value over certain tradenames in response to changes in management’s strategy. There was no impairment loss on indefinite-lived trade names for the years ended September 30, 2015 or 2014.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense from intangible assets for the years ended September 30, 2016, 2015 and 2014 was $93.9 million, $87.8 million and $81.7 million, respectively. Excluding the impact of any future acquisitions or changes in foreign currency, the Company anticipates the annual amortization expense of intangible assets for the next five fiscal years will be as follows:

(in millions)	Amortization
2017	$91.9
2018	85.7
2019	85.4
2020	85.2
2021	81.9

NOTE 10 - DEBT

Debt as of September 30, 2016 and 2015 consists of the following:

	SBH				SB/RH
	2016		2015		2016		2015
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Term Loan, variable rate, due June 23, 2022	$1,005.5	3.6%	$1,226.9	3.9%	$1,005.5	3.6%	$1,226.9	3.9%
CAD Term Loan, variable rate, due June 23, 2022	54.9	4.6%	55.7	4.4%	54.9	4.6%	55.7	4.4%
Euro Term Loan, variable rate, due June 23, 2022	63.0	3.5%	255.8	3.5%	63.0	3.5%	255.8	3.5%
4.00% Notes, due October 1, 2026	477.0	4.0%	—	—%	477.0	4.0%	—	—%
5.75% Notes, due July 15, 2025	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%	1,000.0	5.8%
6.125% Notes, due December 15, 2024	250.0	6.1%	250.0	6.1%	250.0	6.1%	250.0	6.1%
6.375% Notes, due November 15, 2020	129.7	6.4%	520.0	6.4%	129.7	6.4%	520.0	6.4%
6.625% Notes, due November 15, 2022	570.0	6.6%	570.0	6.6%	570.0	6.6%	570.0	6.6%
Revolver Facility, variable rate, expiring June 23, 2020	—	—%	—	—%	—	—%	—	—%
Other notes and obligations	16.8	9.8%	11.2	10.2%	16.8	9.8%	45.9	4.9%
Obligations under capital leases	114.7	5.5%	88.2	5.7%	114.7	5.5%	88.2	5.7%
Total debt	3,681.6		3,977.8		3,681.6		4,012.5
Unamortized discount on debt	(4.5)		(6.8)		(4.5)		(6.8)
Debt issuance costs	(56.9)		(65.1)		(56.9)		(65.1)
Less current portion	(164.0)		(33.8)		(164.0)		(68.5)
Long-term debt, net of current portion	$3,456.2		$3,872.1		$3,456.2		$3,872.1

Debt of SB/RH also includes a loan from SBH of $34.7 million as of September 30, 2015. There was no intercompany debt owed by SB/RH as of September 30, 2016.

The Company’s aggregate scheduled maturities of debt and capital lease obligations are as follows:

	SBH			SB/RH
(in millions)	Capital Lease Obligations	Debt	Total	Capital Lease Obligations	Debt	Total
2017	$10.0	$154.0	$164.0	$10.0	$154.0	$164.0
2018	9.5	15.3	24.8	9.5	15.3	24.8
2019	8.8	11.4	20.2	8.8	11.4	20.2
2020	8.5	11.4	19.9	8.5	11.4	19.9
2021	10.0	11.3	21.3	10.0	11.3	21.3
Thereafter	67.9	3,363.5	3,431.4	67.9	3,363.5	3,431.4
Long-term debt	$114.7	$3,566.9	$3,681.6	$114.7	$3,566.9	$3,681.6

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Term Loans and Revolver Facility

On June 23, 2015, SBI entered into term loan facilities pursuant to a Senior Credit Agreement consisting of (i) a $1,450 million USD Term Loan due June 23, 2022, (ii) a $75 million CAD Term Loan due June 23, 2022 and (iii) a €300 million Euro Term Loan due June 23, 2022, (collectively, “Term Loans”) and (iv) entered into a $500 million Revolver Facility due June 23, 2020 (the “Revolver”). The proceeds from the Term Loans and draws on the Revolver were used to repay SBI’s then-existing senior term credit facility, repay SBI’s outstanding 6.75% senior unsecured notes due 2020, repay and replace SBI’s then-existing asset based revolving loan facility, and to pay fees and expenses in connection with the refinancing and for general corporate purposes.

The Term Loans and Revolver are subject to variable interest rates, (i) the USD Term Loan is subject to either adjusted LIBOR (International Exchange London Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% to 3.0% per annum, or base rate plus 1.75% to 2.0% per annum, (ii) the CAD Term Loan is subject to either CDOR (Canadian Dollar Offered Rate), subject to a 0.75% floor plus 3.5% per annum, or base rate plus 2.5% per annum, (iii) the Euro Term Loan is subject to either EURIBOR (Euro Interbank Offered Rate), subject to a 0.75% floor, plus 2.75% per annum, with no base rate option available and (iv) the Revolver is subject to either adjusted LIBOR plus 2.75% to 3.0% per annum, or base rate plus 1.75% to 2.0% per annum. On October 6, 2016, subsequent to the year ended September 30, 2016, SBI amended the Term Loans reducing the interest rate. The USD Term Loans are subject to either adjusted LIBOR subject to 0.75% floor, plus 2.5% per annum, or base rate plus 1.5% per annum effective the date of the amendment.

Subject to certain mandatory prepayment events, the Term Loans are subject to repayment according to scheduled amortizations, with the final payments of all amounts outstanding, plus accrued and unpaid interest, due at maturity. The Senior Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on SBI and its restricted subsidiaries’ ability to incur indebtedness, create liens, make investments, pay dividends or make certain other distributions, and merge or consolidate or sell assets, in each case subject to certain exceptions set forth in the Senior Credit Agreement. Additionally, the Senior Credit Agreement, solely with respect to the Revolver Facility, contains a financial covenant on the maximum net total leverage ratio that is tested on the last day of each fiscal quarter. The Company was in compliance with all covenants as of September 30, 2016.

Pursuant to a guarantee agreement, SB/RH and the material wholly-owned domestic subsidiaries of SBI have guaranteed SBI’s obligations under the Senior Credit Agreement and related loan documents. Pursuant to a security agreement, SBI and such subsidiary guarantors have pledged substantially all of their respective assets to secure such obligations and, in addition, SB/RH has pledged the capital stock of SBI to secure such obligations. The Senior Credit Agreement also provides for customary events of default including payment defaults and cross-defaults to other material indebtedness.

The Term Loans were issued net of a $5.1 million discount, which is amortized with a corresponding charge to interest expense over the remaining life of the loans. The Company incurred $18.5 million of debt issuance costs of which $8.1 million was capitalized as debt issuance costs and the remainder of $10.4 million was recognized as interest expense during the year ended September 30, 2015. The Company recognized accelerated amortization of portions of the unamortized discount and unamortized debt issuance costs related to the then-existing Term Loans of $7.7 million.

In connection with the new Revolver Facility, the Company incurred $5.7 million of fees that were capitalized as debt issuance costs and are being amortized over the remaining life of the Revolver Facility. The Company recorded accelerated amortization of portions of the unamortized debt issuance costs related to the refinancing of the previous revolver facility totaling $1.1 million as an increase to interest expense during the year ended September 30, 2015. As of September 30, 2016, the Company had aggregate borrowing availability of $466.2 million, net of outstanding letters of credit of $24.6 million and a $9.2 million amount allocated to a foreign subsidiary.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.00% Notes

On September 20, 2016, SBI issued €425 million aggregate principal amount of 4.00% Notes at par value, due October 1, 2026. The 4.00% Notes are guaranteed by SB/RH as well as by SBI’s existing and future domestic subsidiaries.

SBI may redeem all or a part of the 4.00% Notes, at any time on or after October 1, 2021 at specified redemption prices. In addition, prior to October 1, 2021, SBI may redeem the notes at a redemption price equal to 100% of the principal amounts plus a “make-whole” premium. SBI is also entitled to redeem up to 35% of the aggregate principal amount of the notes before October 1, 2019 with an amount of cash equal to the net proceeds that SBI raises in equity offerings at specified redemption prices. Further, the indenture governing the 4.00% Notes (the “2026 Indenture”) requires SBI to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of SBI, as defined in the 2026 Indenture.

The 2026 Indenture contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2026 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments when due or on acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the 2026 Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 4.00% Notes. If any other event of default under the 2026 Indenture occurs and is continuing, the trustee for the 2026 Indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 4.00% Notes, may declare the acceleration of the amounts due under those notes.

The Company recorded $7.7 million of fees in connection with the offering of the 4.00% Notes during the year ended September 30, 2016, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 4.00% Notes.

5.75% Notes

On May 20, 2015, in connection with the acquisition of the AAG Business, SBI issued $1,000 million aggregate principal amount of 5.75% Notes at par value, due July 15, 2025 (the “5.75% Notes”). The 5.75% Notes are guaranteed by SB/RH as well as by SBI’s existing and future domestic subsidiaries.

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

The Company recorded $19.7 million of fees in connection with the offering of the 5.75% Notes during the year ended September 30, 2015, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 5.75% Notes.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.125% Notes

On December 4, 2014, SBI issued $250 million aggregate principal amount of 6.125% Notes at par value, due December 15, 2024 (the”6.125% Notes”). The 6.125% Notes are guaranteed SB/RH, as well as by SBI’s existing and future domestic subsidiaries.

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

The Company recorded $4.6 million of fees in connection with the offering of the 6.125% Notes, which have been capitalized as debt issuance costs and are being amortized over the remaining life of the 6.125% Notes.

6.375% Notes and 6.625% Notes

On December 17, 2012, in connection with the acquisition of HHI Business, the Company assumed $520 million aggregate principal amount of 6.375% Notes at par value, due November 15, 2020 (the “6.375% Notes”), and $570 million aggregate principal amount of 6.625% Notes at par value, due November 15, 2022 (the “6.625% Notes”). The 6.375% Notes and 6.625% Notes are unsecured and guaranteed by SB/RH, as well as by existing and future domestic restricted subsidiaries.

The Company may redeem all or a part of the 6.375% Notes and the 6.625% Notes, upon not less than 30 or more than 60 days notice, at specified redemption prices. Further, the indenture governing the 6.375% Notes and the 6.625% Notes (the “2020/22 Indenture”) requires the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

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

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $12.9 million and $14.1 million of fees in connection with the offering of the 6.375% Notes and the 6.625% Notes, which were capitalized as debt issuance costs and amortized over the remaining lives of the 6.375% Notes and 6.625% Notes, respectively. In connection with the issuance of the 4.00% Notes previously discussed, the Company repurchased $390.3 million aggregate principal amount of the 6.375% Notes in a cash tender offer. In connection with the tender, the Company recognized $6.5 million of fees and expenses and a $15.6 million tender premium as interest expense; and wrote off $5.8 million of previously capitalized debt issuance costs as a non-cash charge to interest expense during the year ended September 30, 2016. Pursuant to the 2020/22 Indenture, the remaining outstanding aggregate principal of $129.7 million was subsequently redeemed on October 20, 2016 with a make whole premium of $4.6 million charged to interest expense subsequent to the year ended September 30, 2016.

NOTE 11 - LEASES

The Company has leases primarily pertaining to land, buildings and equipment that expire at various times through December 2031. The Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the leases. Future minimum rental commitments under non-cancelable operating leases are as follows:

(in millions)	Amount
2017	$42.3
2018	32.7
2019	23.4
2020	18.0
2021	12.3
Thereafter	18.4
Total minimum lease payments	$147.1

Rent expense was $46.8 million, $36.3 million and $40.8 million for the years ended September 30, 2016, 2015 and 2014, respectively.

NOTE 12 - DERIVATIVES

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

Cash Flow Hedges

Interest Rate Swaps. The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest Expense from the underlying debt to which the swap is designated. As of September 30, 2016 and 2015, the Company had a series of U.S. dollar denominated interest rate swaps outstanding which effectively fix the interest on variable rate debt, exclusive of lender spreads, at 1.36% for a notional principal amount of $300.0 million through April 2017. The derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $0.7 million, net of tax. The Company’s interest rate swap derivative financial instruments at September 30, 2016 and 2015 are as follows:

	2016		2015
(in millions)	Notional Amount	Remaining Years	Notional Amount	Remaining Years
Interest rate swaps - fixed	$300.0	0.5	$300.0	1.5

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Commodity Swaps. The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc and brass used in its manufacturing processes. The Company hedges a portion of the risk associated with the purchase of these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At September 30, 2016, the Company had a series of zinc and brass swap contracts outstanding through December 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $1.9 million, net of tax. The Company had the following commodity swap contracts outstanding as of September 30, 2016 and 2015:

	2016		2015
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Zinc swap contracts	6.7 Tons	$12.8	10.8 Tons	$22.2
Brass swap contracts	1.0 Tons	$4.0	1.8 Tons	$8.5

Foreign exchange contracts. The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign currency denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales of product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net Sales or purchase price variance in Cost of Goods Sold on the Condensed Consolidated Statements of Income. At September 30, 2016, the Company had a series of foreign exchange derivative contracts outstanding through December 2017. The derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $3.3 million, net of tax. At September 30, 2016 and 2015, the Company had foreign exchange derivative contracts designated as cash flow hedges with a notional value of $224.8 million and $300.6 million, respectively.

Net Investment Hedge

On September 20, 2016, SBI issued €425 million aggregate principal amount of 4.00% Notes. See Note 10, “Debt” for further detail. The 4.00% Notes are denominated in Euros and have been designated as a net investment hedge of the translation of the Company’s net investments in Euro denominated subsidiaries at the time of issuance. As a result, the translation of the Euro denominated debt is recognized as AOCI with any ineffective portion recognized as foreign currency translation gains or losses on the statement of income when the aggregate principal exceeds the net investment in its Euro denominated subsidiaries. Net gains or losses from the net investment hedge are reclassified from AOCI into earnings upon a liquidation event or deconsolidation of Euro denominated subsidiaries. As of September 30, 2016, the hedge was fully effective and no ineffective portion was recognized in earnings.

Derivative Contracts Not Designated As Hedges for Accounting Purposes

Foreign exchange contracts. The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Canadian Dollars, Euros, Pounds Sterling, Taiwanese Dollars, Hong Kong Dollars or Australian Dollars. These foreign exchange contracts are economic hedges of a related liability or asset recorded in the accompanying Consolidated Statements of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At September 30, 2016, the Company had a series of forward exchange contracts outstanding through October 2016. At September 30, 2016 and 2015, the Company had $131.4 million and $126.8 million, respectively, of notional value for such foreign exchange derivative contracts outstanding.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Commodity Swaps. The Company periodically enters into commodity swap contracts to economically hedge the risk from fluctuating prices for raw materials, specifically the pass-through of market prices for silver used in manufacturing purchased watch batteries. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swap contracts are designated as economic hedges with the unrealized gain or loss recorded in earnings and as an asset or liability at each period end. The unrecognized changes in fair value of the hedge contracts are adjusted through earnings when the realized gains or losses affect earnings upon settlement of the hedges. The swaps effectively fix the floating price on a specified quantity of silver through a specified date. At September 30, 2016, the Company had a series of commodity swaps outstanding through August 2017. The Company had the following outstanding commodity swap contracts outstanding as of September 30, 2016 and 2015:

	2016		2015
(in millions, except notional)	Notional	Contract Value	Notional	Contract Value
Silver	31.0 troy oz.	$0.6	25.0 troy oz.	$0.4

Fair Value of Derivative Instruments

The fair value of the Company’s outstanding derivative instruments in the Consolidated Statements of Financial Position are as follows:

(in millions)	Line Item	2016	2015
Derivative Assets
Commodity swaps - designated as hedge	Receivables—Other	$2.9	$—
Commodity swaps - designated as hedge	Deferred charges and other	—	—
Foreign exchange contracts - designated as hedge	Receivables—Other	5.5	$5.2
Foreign exchange contracts - designated as hedge	Deferred charges and other	0.1	0.4
Foreign exchange contracts - not designated as hedge	Receivables—Other	0.2	0.4
Total Derivative Assets		$8.7	$6.0
Derivative Liabilities
Interest rate swaps - designated as hedge	Other current liabilities	$0.7	$1.4
Interest rate swaps - designated as hedge	Accrued interest	0.4	0.4
Interest rate swaps - designated as hedge	Other long-term liabilities	—	0.8
Commodity swaps - designated as hedge	Accounts payable	0.1	4.7
Commodity swaps - designated as hedge	Other long-term liabilities	—	0.8
Commodity swaps - not designated as hedge	Accounts payable	—	0.1
Foreign exchange contracts - designated as hedge	Accounts payable	1.7	1.5
Foreign exchange contracts - designated as hedge	Other long-term liabilities	0.1	—
Foreign exchange contracts - not designated as hedge	Accounts payable	0.2	0.1
Total Derivative Liabilities		$3.2	$9.8

The Company is exposed to the risk of default by the counterparties with which it transacts and generally does not require collateral or other security to support financial instruments subject to credit risk. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives that are concentrated with certain domestic and foreign financial institution counterparties. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was less than $0.1 million for the years ended September 30, 2016 and 2015.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, the Company is typically required to post collateral in the normal course of business to offset its liability positions. As of September 30, 2015, there was $3.5 million of posted cash collateral related to such liability positions. As of September 30, 2016, there was no cash collateral outstanding. In addition, as of September 30, 2016 and 2015, the Company had no posted standby letters of credit related to such liability positions. The cash collateral is included in Other Receivables within the Consolidated Statements of Financial Position.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of the effective and ineffective portions of designated hedges and the gain (loss) recognized in the Consolidated Statement of Income for the years ended September 30, 2016, 2015 and 2014:

	Effective Portion
For the year ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
September 30, 2016 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(0.4)	Interest expense	$(1.9)	Interest expense	$—
Commodity swaps	4.5	Cost of goods sold	(3.7)	Cost of goods sold	—
Net investment hedge	0.6	Other non-operating expense	—	Other non-operating expense	—
Foreign exchange contracts	(0.4)	Net sales	(0.2)	Net sales	—
Foreign exchange contracts	6.8	Cost of goods sold	6.9	Cost of goods sold	—
Total	$11.1		$1.1		$—

	Effective Portion
For the year ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
September 30, 2015 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(3.4)	Interest expense	$(1.9)	Interest expense	$—
Commodity swaps	(7.2)	Cost of goods sold	(0.7)	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	0.1	Net sales	—
Foreign exchange contracts	21.8	Cost of goods sold	30.0	Cost of goods sold	—
Total	$11.3		$27.5		$—

	Effective Portion
For the year ended	Gain (Loss)	Reclassified to Earnings		Ineffective portion
September 30, 2014 (in millions)	in OCI	Line Item	Gain (Loss)	Line Item	Gain (Loss)
Interest rate swaps	$(1.6)	Interest expense	$(0.9)	Interest expense	$—
Commodity swaps	1.9	Cost of goods sold	0.8	Cost of goods sold	—
Foreign exchange contracts	0.1	Net sales	0.2	Net sales	—
Foreign exchange contracts	12.7	Cost of goods sold	(2.6)	Cost of goods sold	—
Total	$13.1		$(2.5)		$—

The unrealized loss on derivative contracts in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2017 is $5.9 million.

The following table summarizes the gain (loss) associated with derivative contracts not designated as hedges in the Consolidated Statements of Income for the years ended September 30, 2016, 2015 and 2014.

(in millions)	Line Item	2016	2015	2014
Commodity swaps	Cost of goods sold	$—	$(0.1)	$(0.1)
Foreign exchange contracts	Other non-operating expenses, net	3.1	(2.5)	3.1
Total		$3.1	$(2.6)	$3.0

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

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

The following tables provide additional information on the Company’s pension plans as of September 30, 2016 and 2015:

	U.S. Plans		Non U.S. Plans
(in millions)	2016	2015	2016	2015
Changes in benefit obligation:
Benefit obligation, beginning of year	$73.9	$70.9	$184.4	$196.2
Obligations assumed from acquisitions	—	—	—	0.6
Transfer of obligation	—	—	—	(1.8)
Service cost	0.2	0.4	2.6	2.6
Interest cost	3.0	2.9	5.7	6.2
Actuarial (gain) loss	6.2	3.3	36.0	10.6
Curtailments	—	—	—	(0.9)
Benefits paid	(3.8)	(3.6)	(6.1)	(11.8)
Foreign currency exchange rate changes	—	—	(12.0)	(17.3)
Benefit obligation, end of year	$79.5	$73.9	$210.6	$184.4
Changes in plan assets:
Fair value of plan assets, beginning of year	$58.2	$62.4	$116.9	$126.5
Actual return on plan assets	5.3	(1.2)	8.9	3.6
Employer contributions	4.1	0.6	6.6	7.8
Benefits paid	(3.8)	(3.6)	(6.1)	(11.8)
Foreign currency exchange rate changes	—	—	(11.3)	(9.2)
Fair value of plan assets, end of year	$63.8	$58.2	$115.0	$116.9
Funded Status	$(15.7)	$(15.7)	$(95.6)	$(67.5)
Amounts recognized in statement of financial position
Other accrued expenses	$0.5	$0.6	$2.3	$2.2
Other long-term liabilities	15.2	15.1	93.3	65.3
Accumulated other comprehensive income (loss)	(20.0)	(20.4)	(64.2)	(23.4)
Weighted average assumptions
Discount rate	3.50%	4.25%	1.00 - 13.50%	1.75 - 13.81%
Expected return on plan assets	7.00%	7.25%	1.00 - 3.70%	3.50 - 5.26%
Rate of compensation increase	N/A	N/A	2.25 - 7.00%	2.25 - 5.50%

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts reclassified from Accumulated Other Comprehensive Loss associated with employee benefit plan costs and recognized on the Company’s Consolidated Statements of Income for the years ended September 30, 2016, 2015 and 2014 were as follows:

(in millions)	2016	2015	2014
Cost of goods sold	$1.4	$0.6	$0.6
Selling expenses	0.3	0.3	0.3
General and administrative expenses	0.7	0.5	0.5
Amounts reclassified from accumulated other comprehensive income	$2.4	$1.4	$1.4

The net loss in Accumulated Other Comprehensive Loss expected to be recognized during the year ended September 30, 2017 is $5.3 million.

The following table contains the components of net periodic benefit cost for the years ended September 30, 2016, 2015 and 2014:

	U.S. Plans			Non U.S. Plans
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$0.2	$0.4	$0.2	$2.6	$2.6	$3.0
Interest cost	3.0	2.9	3.0	5.7	6.2	7.4
Expected return on assets	(4.3)	(4.5)	(4.1)	(4.2)	(5.2)	(5.8)
Curtailment	—	—	—	0.1	0.7	(0.1)
Recognized net actuarial loss	0.6	0.2	0.1	0.8	1.3	1.4
Net periodic benefit cost	$(0.5)	$(1.0)	$(0.8)	$5.0	$5.6	$5.9
Weighted average assumptions
Discount rate	4.25%	4.15%	4.65%	1.75 - 13.81%	2.00 - 13.50%	2.25 - 12.50%
Expected return on plan assets	7.25%	7.50%	7.75%	1.75 - 4.53%	2.00 - 5.26%	4.00 - 5.76%
Rate of compensation increase	N/A	N/A	N/A	2.25 - 5.50%	2.25 - 5.50%	2.25 - 5.50%

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where the plans are established. The expected return on plan assets is based on the Company’s expectation of the long-term average rate of return of the capital market in which the plans invest. The expected return reflects the target asset allocations and considers the historical returns earned for each asset category.

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The plan assets currently do not include holdings of the Company’s common stock.

Below is a summary allocation of all pension plan assets as of September 30, 2016 and 2015:

	US Plans		Non U.S. Plans
Asset Type	2016	2015	2016	2015
Equity Securities	62%	63%	0%	6%
Fixed Income Securities	35%	35%	23%	25%
Other	3%	2%	77%	69%
Total	100%	100%	100%	100%

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of pension plan assets by asset category as of September 30, 2016 and 2015 are as follows:

As of September 30, 2016 (in millions)	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$22.2	$6.3	$—	$28.5
Foreign equity securities	10.4	—	—	10.4
Debt Securities
U.S. bonds	19.6	1.7	—	21.3
Foreign bonds	1.9	24.1	—	26.0
Real estate	1.7	5.8	—	7.5
Life insurance contracts	—	37.0	—	37.0
Other	—	34.4	—	34.4
Foreign cash & cash equivalents	13.7	—	—	13.7
Total plan assets	$69.5	$109.3	$—	$178.8

As of September 30, 2015 (in millions)	Level 1	Level 2	Level 3	Total
Equity Securities
U.S. equity securities	$18.6	$7.1	$—	$25.7
Foreign equity securities	10.5	6.2	—	16.7
Debt Securities
U.S. bonds	18.2	1.3	—	19.5
Foreign bonds	3.0	15.1	—	18.1
Foreign government bonds	—	11.2	—	11.2
Real estate	1.2	6.0	—	7.2
Life insurance contracts	—	35.5	—	35.5
Other	—	33.1	—	33.1
Foreign cash & cash equivalents	8.1	—	—	8.1
Total plan assets	$59.6	$115.5	$—	$175.1

The following benefit payments are expected to be paid:

(in millions)	US Plans	Non U.S. Plans
2017	$3.7	$5.4
2018	3.8	5.7
2019	4.0	6.4
2020	4.1	6.8
2021	4.2	7.0
2022-2026	21.2	40.0

Defined Contribution Plans

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the years ended September 30, 2016, 2015 and 2014 were $11.8 million, $11.2 million, and $12.3 million.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

Income tax expense was calculated based upon the following components of income (loss) from operations before income taxes for the years ended September 30, 2016, 2015, and 2014:

	SBH			SB/RH
(in millions)	2016	2015	2014	2016	2015	2014
United States	$197.8	$3.4	$80.7	$203.5	$9.8	$83.3
Outside the United States	199.8	189.9	192.8	199.8	189.9	192.8
Income (loss) from operations before income taxes	$397.6	$193.3	$273.5	$403.3	$199.7	$276.1

The components of income tax expense for the years ended September 30, 2016, 2015 and 2014 are as follows:

	SBH			SB/RH
(in millions)	2016	2015	2014	2016	2015	2014
Current tax expense:
U.S. Federal	$1.6	$3.6	$6.2	$1.6	$3.6	$6.2
Foreign	59.7	40.4	46.6	59.7	40.4	46.6
State and local	4.2	4.5	4.3	4.2	4.5	4.3
Total current tax expense	65.5	48.5	57.1	65.5	48.5	57.1
Deferred tax (benefit) expense:
U.S. Federal	(27.2)	(12.3)	19.7	(16.7)	(12.3)	19.7
Foreign	(1.1)	11.2	(8.2)	(1.1)	11.2	(8.2)
State and local	2.8	(3.5)	(9.6)	3.3	(3.5)	(9.6)
Total deferred tax expense	(25.5)	(4.6)	1.9	(14.5)	(4.6)	1.9
Income tax expense	$40.0	$43.9	$59.0	$51.0	$43.9	$59.0

The following reconciles the total income tax expense, based on the U.S. Federal statutory income tax rate of 35%, with the Company’s recognized income tax expense:

	SBH			SB/RH
(in millions)	2016	2015	2014	2016	2015	2014
U.S. Statutory federal income tax expense	$139.2	$67.6	$95.7	$141.2	$69.9	$96.6
Permanent items	9.1	5.2	4.6	9.1	5.2	4.6
Foreign statutory rate vs. U.S. statutory rate	(38.9)	(33.8)	(28.7)	(38.9)	(33.8)	(28.7)
State income taxes, net of federal effect	4.6	1.7	5.4	4.7	1.7	5.4
Residual tax on foreign earnings	19.7	24.8	90.9	19.7	24.8	90.9
Investment in foreign subsidiary	—	(23.3)	—	—	(23.3)	—
Purchase accounting benefit	—	(22.8)	—	—	(22.8)	—
Benefit from adjustment to tax basis in assets	(8.4)	—	—	(8.4)	—	—
Change in valuation allowance	(91.3)	2.6	(115.6)	(82.7)	0.5	(116.5)
Unrecognized tax expense (benefit)	34.6	(1.2)	0.5	34.6	(1.2)	0.5
Foreign tax law changes	(3.7)	—	(7.6)	(3.7)	—	(7.6)
Share based compensation adjustments	(2.8)	2.3	1.4	(2.8)	2.3	1.4
Impact of IRC Section 9100 relief	(16.4)	—	—	(16.4)	—	—
Adjustment to prior year NOLs	—	14.4	—	—	14.4	—
Return to provision adjustments and other, net	(5.7)	6.4	12.4	(5.4)	6.2	12.4
Income tax expense	$40.0	$43.9	$59.0	$51.0	$43.9	$59.0

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of September 30, 2016 and 2015 are as follows:

	SBH		SB/RH
(in millions)	2016	2015	2016	2015
Deferred tax assets
Employee benefits	$86.3	$63.2	$83.5	$60.9
Restructuring	2.2	4.1	2.2	4.1
Inventories and receivables	32.6	35.2	32.6	35.2
Marketing and promotional accruals	17.6	14.4	17.6	14.4
Prepaid royalty	6.0	6.3	6.0	6.3
Property, plant and equipment	8.4	11.6	8.4	11.6
Unrealized losses	4.2	2.7	4.2	2.7
Intangibles	3.7	6.1	3.7	6.1
Investment in non-US subsidiaries	—	23.3	—	23.3
Net operating loss and credit carry forwards	402.8	447.7	394.9	441.6
Other	24.1	32.8	23.8	32.6
Total deferred tax assets	587.9	647.4	576.9	638.8
Deferred tax liabilities
Property, plant and equipment	20.1	27.1	20.1	27.1
Unrealized gains	5.1	18.6	5.1	18.6
Intangibles	813.4	840.8	813.4	840.8
Taxes on unremitted foreign earnings	2.7	2.4	2.7	2.4
Other	15.3	16.3	15.3	16.3
Total deferred tax liabilities	856.6	905.2	856.6	905.2
Net deferred tax liabilities	(268.7)	(257.8)	(279.7)	(266.4)
Valuation allowance	(245.7)	(305.4)	(245.7)	(296.8)
Net deferred tax liabilities, net valuation allowance	$(514.4)	$(563.2)	$(525.4)	$(563.2)
Reported as:
Deferred charges and other	$18.3	$9.3	$7.3	$9.3
Deferred taxes (noncurrent liability)	(532.7)	(572.5)	(532.7)	(572.5)

During the fourth quarter of the year ended September 30, 2015, the Company recognized $23.3 million of deferred tax assets related to its investment in one of its foreign subsidiaries because it was expected to reverse in the foreseeable future. The deferred tax asset reversed during the year ended September 30, 2016. The Company also recorded a $14.4 million reduction in its net operating loss deferred tax assets, with a corresponding reduction in the valuation allowance, to reflect losses used as a result of prior year adjustments.

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

The Company has provided residual taxes on $102.0 million of distributions from foreign earnings for the year ended September 30, 2016 with $93.6 million of earnings not yet taxed in the U.S. resulting in an increase in income tax expense of $36.7 million. The residual domestic taxes from foreign earnings are recognized as a reduction to net operating loss and credit carryforwards deferred tax assets and taxes on unremitted foreign earnings are recognized as a deferred tax liability. The Company has provided residual taxes on $37.5 million of distributions from foreign earnings for the year ended September 30, 2015 with no earnings not yet taxed in the U.S. resulting in a decrease in income tax expense of $0.3 million. Remaining undistributed earnings of the Company’s foreign operations are $219.4 million at September 30, 2016, and are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes and foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016, the Company has U.S. federal net operating loss carryforwards (“NOLs”) of $758.9 million with a federal tax benefit of $265.6 million and tax benefits related to state NOLs of $60.6 million and capital loss carryforwards of $19.8 million with a federal and state tax benefit of $7.6 million. The Company has an additional $4.3 million of federal and state NOLs for which benefits will be recorded to Additional Paid-in Capital when these carryforwards are used. These NOLs expire through years ending in 2036. As of September 30, 2016, the Company has foreign NOLs of $136.3 million and tax benefits of $38.4 million, which will expire beginning in the Company's fiscal year ending September 30, 2017. Certain of the foreign NOLs have indefinite carryforward periods. The Company is subject to an annual limitation on the use of its NOLs that arose prior to its emergence from bankruptcy in the fiscal year ended September 30, 2009. The Company has had multiple changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, that subject the Company’s U.S. federal and state NOLs and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized gain position on that date, the occurrence of realized gains in years subsequent to the ownership change and the effects of subsequent ownership changes (as defined for tax purposes), if any. In addition, separate return year limitations apply to limit the Company’s utilization of the acquired Russell Hobbs U.S. federal and state NOLs to future income of the Russell Hobbs subgroup. Due to these limitations, the Company estimates, as of September 30, 2016, that $460.4 million of the total U.S. federal NOLs with a federal tax benefit of $161.1 million and $16.7 million of the tax benefit related to state NOLs will expire unused even if the Company generates sufficient income to otherwise use all of its NOLs. The Company also projects, as of September 30, 2015, that $35.4 million of tax benefits related to foreign NOLs will not be used. The Company has provided a full valuation allowance against these deferred tax assets.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.

The Company has earned pretax profits in the US each of the last three years. Large, profitable US businesses were acquired in years ended September 30, 2015 and 2013, and the Company’s debt levels and blended interest rates have decreased over time. The combination of US operating results and the changes in the Company’s US operating profile led the Company to conclude during the year ended September 30, 2016 that it is more likely than not its U.S. deferred tax assets will be used to reduce taxable income, except for tax attributes subject to ownership change limitations, capital losses, and certain state operating losses and credits that will expire unused.

The Company released $111.1 million of domestic valuation allowance during the year ended September 30, 2016. Approximately $25.1 million of the domestic valuation allowance release results from additional deferred tax assets created by the adoption of ASU No. 2016-09, effective as of October 1, 2015. In December 2015, the Company received a ruling from the Internal Revenue Service (“IRS”) which resulted in $87.8 million of U.S. net operating losses being restored and a release of $16.2 million of domestic valuation allowance from additional deferred tax assets created by the IRS ruling. The Company recorded tax expense of $3.1 million related to additional foreign valuation allowance during the year ended September 30, 2016.

As of September 30, 2016, the valuation allowance was $245.7 million, of which $203.7 million is related to U.S. net deferred tax assets and $42.0 million is related to foreign net deferred tax assets. As of September 30, 2015, the valuation allowance was $305.4 million, of which $268.7 million is related to U.S. net deferred tax assets and $36.7 million is related to foreign net deferred tax assets. During the year ended September 30, 2016, the Company decreased its valuation allowance for deferred tax assets by $59.7 million, of which $65.0 million is related to a decrease in valuation allowance against U.S. net deferred tax assets and $5.3 million related to an increase in the valuation allowance against foreign net deferred tax assets. During the year ended September 30, 2015, the Company recorded valuation allowances of $17.0 million against the deferred tax assets of various Latin America entities as it is more likely than not that the Company will not obtain tax benefits from these assets. During the year ended September 30, 2015, the Company decreased its valuation allowance for deferred tax assets by $27.7 million, of which $30.4 million related to a decrease in valuation allowance against U.S. net deferred tax assets and $2.7 million related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the AAG acquisition, the Company reversed $22.8 million of U.S. valuation allowance during the year ended September 30, 2015. The reversal was attributable to $22.8 million of net deferred tax liabilities recorded on the AAG acquisition balance sheet which offset other U.S net deferred tax assets. During the year ended September 30, 2015, the Company recorded valuation allowances of $17.0 million against the deferred tax assets of various Latin America entities as it is more likely than not that the Company will not obtain tax benefits from these assets. During the year ended September 30, 2014, the Company decreased its valuation allowance for deferred tax assets by $121.5 million, of which $122.6 million related to a decrease in the valuation allowance against U.S. net deferred tax assets and $1.1 million related to an increase in the valuation allowance against foreign net deferred tax assets. As a result of the one-time internal restructuring and debt refinancing activities, the Company reversed $62.6 million of U.S. valuation allowance during the year ended September 30, 2014.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total amount of unrecognized tax benefits at September 30, 2016 and 2015 are $47.4 million and $14.1 million, respectively. If recognized in the future, $47.4 million of the unrecognized tax benefits as of September 30, 2016 will impact the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2016 and 2015 the Company had $3.2 million and $2.8 million, respectively, of accrued interest and penalties related to uncertain tax positions. The impact on income tax expense related to interest and penalties for the years ended September 30, 2016, 2015 and 2014 was a net increase of $0.4 million, $0.9 million and $1.1 million, respectively.  The following table summarizes the changes to the amount of unrecognized tax benefits for the years ended September 30, 2016, 2015 and 2014:

(in millions)	2016	2015	2014
Unrecognized tax benefits, beginning of year	$14.1	$11.3	$13.8
Gross increase – tax positions in prior period	29.9	4.1	1.5
Gross decrease – tax positions in prior period	(0.4)	(1.9)	(1.4)
Gross increase – tax positions in current period	4.4	1.8	0.7
Settlements	(0.6)	(0.9)	(2.5)
Lapse of statutes of limitations	—	(0.3)	(0.8)
Unrecognized tax benefits, end of year	$47.4	$14.1	$11.3

The increase in unrecognized tax benefits for the year ended September 30, 2016 includes a $25.5 million expense to record a tax contingency reserve for a tax exposure in Germany. During the year, a local court ruled against the Company’s characterization of certain assets as amortizable under Germany tax law. We have appealed this ruling to the German Federal Court.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S., United Kingdom and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2012 are closed. However, the federal NOLs from the Company’s fiscal years ended September 30, 2012 and prior are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and those years are closed for audit. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. As of September 30, 2016, certain of the Company’s legal entities are undergoing income tax audits. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next twelve months some portion of previously unrecognized tax benefits could be recognized.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RELATED PARTIES

The Company is subject to a stockholder agreement, dated February 9, 2010 (“Stockholder Agreement”), with its majority shareholder, HRG Group, Inc. (“HRG”), which provides certain protective provisions in favor of minority stockholders and provides certain rights and imposes certain obligations on HRG and its affiliates, including:

•

for so long as the HRG and their affiliates beneficially own 40% or more of the outstanding voting securities of the Company, HRG and the Company will cooperate to ensure, to the greatest extent possible, the continuation of the structure of the Company’s board of directors as described in the Stockholder Agreement;

•

HRG will not effect any transfer of equity securities of the Company to any person that would result in such person and its affiliates owning 40% or more of the outstanding voting securities of the Company, unless specified conditions are met; and

•	HRG will be granted certain access and informational rights with respect to the Company and its subsidiaries.

Certain provisions of the Stockholder Agreement terminate on the date on which the HRG no longer constitutes a Significant Stockholder (as defined in the Stockholder Agreement). The Stockholder Agreement terminates when any person, including HRG, acquires 90% or more of the outstanding voting securities of the Company.

HRG and the Company also entered into a registration rights agreement, dated as of February 9, 2010 (the “Registration Rights Agreement”), pursuant to which HRG and its affiliates have, among other things and subject to the terms and conditions set forth therein, certain demand and so-called “piggy back” registration rights with respect to their shares of the Company’s common stock.

Jefferies LLC (“Jefferies”), a wholly owned subsidiary of Leucadia National Corporation, which through subsidiaries beneficially owns more than 10% of the outstanding common stock of HRG, which in turn owns 58% of the Company’s outstanding common stock. For the year ended September 30, 2016, Jefferies acted as one of the initial purchasers for SBI’s offering of €425 million of its 4.00% Notes due 2026, for which Jefferies received $0.3 million in discounts, commissions and reimbursements of expenses. For the year ended September 30, 2015, Jefferies acted as (i) one of the initial purchasers for SBI’s offering of $1.0 billion of its 5.75% Notes due 2025, for which Jefferies received $2.6 million in discounts, commissions and reimbursements of expenses, (ii) one of the underwriters for the Company’s $575 million offering of common stock in May 2015, for which Jefferies received $1.5 million in discounts, commissions and reimbursements of expenses, and (iii) one of the financing institutions that committed to provide “back stop” bridge facilities in an aggregate amount of $1.5 billion in connection with the financing of the AAG acquisition, for which Jefferies received $2.1 million in fees and reimbursements of expenses.

NOTE 16 – SHARE BASED COMPENSATION

On October 21, 2010, the Board adopted the Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan (the “Equity Plan”). During the year ended September 30, 2014, the Equity Plan was amended to increase the number of shares issuable under the Equity Plan to 5,626 shares of common stock of the Company, net of cancellations.

The Company measures the compensation expense of its stock-based compensation awards, which consist of restricted stock units (“RSUs”), based on the fair value of the awards at the date of grant, and recognizes these costs on a straight line basis over the requisite service period of the awards. The fair value of the RSUs is determined based on the market price of the Company’s shares of common stock on the grant date.

During the year ended September 30, 2016, the Company granted 0.6 million RSUs, which include 0.4 million units that vested immediately or within 12 months, and 0.2 million units that are performance-based and vest within a two-year period. During the year ended September 30, 2015, the Company granted 0.6 million RSUs, which include 0.1 million units that vested immediately or within 12 months, 0.2 unit million units that vest over a one year period, and 0.3 million units that are performance-based and vest within a two-year period. During the year ended September 30, 2014, the Company granted 0.7 million RSUs, which include 0.3 million units that vested immediately or within 12 months, 0.1 million units that vest over a one year period and 0.3 million units that are performance-based and vest within a two year period.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share based compensation expense recognized by SBH during the years ended September 30, 2016, 2015 and 2014 was $64.4 million, $47.6 million, and $46.8 million, respectively. Share based compensation expense recognized by SB/RH during the years ended September 30, 2016, 2015 and 2014 was $59.3 million, $41.8 million and $44.9 million, respectively. Share based compensation expense is recognized as General and Administrative Expenses on the Consolidated Statements of Income. The remaining unamortized compensation cost related to non-vested RSUs at September 30, 2016 is $18.1 million and $16.7 million for the SBH and SB/RH, respectively. The following is a summary of the RSU activity for the years ended September 30, 2016, 2015 and 2014:

	SBH			SB/RH
		Weighted	Fair		Weighted	Fair
		Average	Value		Average	Value
		Grant Date	at Grant		Grant Date	at Grant
(in millions, except per share data)	Shares	Fair Value	Date	Shares	Fair Value	Date
At September 30, 2013	1.1	$39.11	$43.7	1.1	$39.12	$43.1
Granted	0.7	75.50	50.5	0.6	75.82	48.6
Forfeited	—	69.33	(0.4)	—	69.33	(0.4)
Vested	(1.0)	39.69	(37.8)	(0.9)	39.34	(36.7)
At September 30, 2014	0.8	67.66	$56.0	0.8	67.90	$54.6
Granted	0.6	92.51	52.9	0.5	93.12	42.3
Forfeited	(0.1)	85.16	(5.3)	(0.1)	85.16	(5.3)
Vested	(0.7)	69.00	(50.4)	(0.7)	68.98	(49.5)
At September 30, 2015	0.6	87.50	$53.2	0.5	87.71	$42.1
Granted	0.6	94.88	56.0	0.6	95.00	54.1
Forfeited	(0.1)	92.26	(6.6)	(0.1)	92.26	(6.6)
Vested	(0.5)	86.97	(47.8)	(0.5)	86.78	(44.3)
At September 30, 2016	0.6	94.97	$54.8	0.5	96.92	$45.3

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in the components of accumulated other comprehensive income (loss), net of taxes, was as follows:

	Foreign		Employee
	Currency	Hedging	Benefit
(in millions)	Translation	Activity	Plans	Total
Year Ended September 30, 2014
Accumulated other comprehensive loss, as of September 30, 2013	$(7.0)	$(2.3)	$(29.2)	$(38.5)
Other comprehensive (loss) income before reclassification	(32.6)	13.1	(6.6)	(26.1)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2.6	1.4	4.0
Other comprehensive (loss) income	(32.6)	15.7	(5.2)	(22.1)
Deferred tax effect	—	(4.2)	2.9	(1.3)
Deferred tax valuation allowance	—	—	(1.3)	(1.3)
Other comprehensive (loss) income, net of tax	(32.6)	11.5	(3.6)	(24.7)
Other comprehensive loss attributable to non-controlling interest	(0.1)	—	—	(0.1)
Other comprehensive (loss) income attributable to controlling interest	(32.5)	11.5	(3.6)	(24.6)
Accumulated other comprehensive (loss) income, as of September 30, 2014	(39.5)	9.2	(32.8)	(63.1)
Year Ended September 30, 2015
Other comprehensive (loss) income before reclassification	(113.0)	11.3	(12.9)	(114.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(27.5)	1.4	(26.1)
Other comprehensive loss	(113.0)	(16.2)	(11.5)	(140.7)
Deferred tax effect	—	5.2	3.9	9.1
Deferred tax valuation allowance	—	(2.2)	(3.4)	(5.6)
Other comprehensive loss, net of tax	(113.0)	(13.2)	(11.0)	(137.2)
Other comprehensive loss attributable to non-controlling interest	(0.2)	—	—	(0.2)
Other comprehensive loss attributable to controlling interest	(112.8)	(13.2)	(11.0)	(137.0)
Accumulated other comprehensive loss, as of September 30, 2015	(152.3)	(4.0)	(43.8)	(200.1)
Year Ended September 30, 2016
Other comprehensive (loss) income before reclassification	(6.2)	11.1	(41.4)	(36.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.1)	2.4	1.3
Other comprehensive (loss) income	(6.2)	10.0	(39.0)	(35.2)
Deferred tax effect	(2.3)	(2.8)	10.9	5.8
Deferred tax valuation allowance	—	(0.1)	(0.1)	(0.2)
Other comprehensive (loss) income, net of tax	(8.5)	7.1	(28.2)	(29.6)
Other comprehensive loss attributable to non-controlling interest	(0.3)	—	—	(0.3)
Other comprehensive (loss) income attributable to controlling interest	(8.2)	7.1	(28.2)	(29.3)
Accumulated other comprehensive (loss) income, as of September 30, 2016	$(160.5)	$3.1	$(72.0)	$(229.4)

See Note 12, “Derivatives” for further detail on the Company’s derivative hedging activity. See Note 13, “Employee Benefit Plans” for further detail over the Company’s defined benefit plans.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various litigation matters generally arising out of the ordinary course of business. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

The Company has provided for the estimated costs of $4.4 million, as of September 30, 2016 and 2015, associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided that may result from resolution of these matters, will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SEGMENT INFORMATION

The Company identifies its segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company manufactures, markets and/or distributes multiple product lines through various distribution networks, and in multiple geographic regions. The Company manages its business in five vertically integrated, product-focused reporting segments: (i) Global Batteries & Appliances, which consists of the Company’s worldwide battery, electric personal care and small appliances businesses; (ii) Hardware & Home Improvement, which consists of the Company’s worldwide hardware, home improvement and plumbing businesses; (iii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business; (iv) Home and Garden, which consists of the Company’s home and garden and insect control businesses; and (v) Global Auto Care, and consists of the Company’s automotive appearance and performance products. Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives, and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within the segment. Net sales attributable to foreign countries are determined based on the domiciled country of the customer.

Net sales relating to the segments for the years ended September 30, 2016, 2015 and 2014 are as follows:

	SBH			SB/RH
Net sales to external customers (in millions)	2016	2015	2014	2016	2015	2014
Consumer batteries	$840.7	$829.5	$957.8	$840.7	$829.5	$957.8
Small appliances	656.0	734.6	730.8	656.0	734.6	730.8
Personal care	513.6	528.1	542.1	513.6	528.1	542.1
Global Batteries & Appliances	2,010.3	2,092.2	2,230.7	2,010.3	2,092.2	2,230.7
Hardware & Home Improvement	1,241.0	1,205.5	1,166.0	1,241.0	1,205.5	1,166.0
Global Pet Supplies	825.7	758.2	600.5	825.7	758.2	600.5
Home and Garden	509.0	474.0	431.9	509.0	474.0	431.9
Global Auto Care	453.7	160.5	—	453.7	160.5	—
Net sales	$5,039.7	$4,690.4	$4,429.1	$5,039.7	$4,690.4	4,429.1

During the year ended September 30, 2016, the Company changed its performance metric to Adjusted EBITDA to better reflect how the Chief Operating Decision Maker is currently evaluating the business and making operating decisions. All amounts for prior periods have been recast to reflect current presentation. EBITDA is calculated by excluding the Company’s income tax expense, interest expense, depreciation expense and amortization expense (from intangible assets) from net income. Adjusted EBITDA further excludes (i) share based compensation expense as it is a non-cash based compensation cost; (ii) acquisition and integration costs that consist of transaction costs from acquisition transactions during the period, or subsequent integration related project costs directly associated with the acquired business; (iii) restructuring and related costs, which consist of project costs associated with restructuring initiatives across the segments; (iv) non-cash purchase accounting inventory adjustments recognized in earnings subsequent to an acquisition; (v) non-cash asset impairments or write-offs realized; (vi) and other. During the year ended September 30, 2016, other adjustments consisted of costs associated with the onboarding of a key executive and the involuntary transfer of inventory. During the year ended September 30, 2015, other consisted of costs associated with the exiting of a key executive, coupled with onboarding a key executive, plus a non-recurring adjustment for the devaluation of cash and cash equivalents denominated in Venezuelan currency. During the year ended September 30, 2014, other consisted of costs associated with the exiting of a key executive.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA in relation to the Company’s reportable segments for the years ended September 30, 2016, 2015 and 2014, is as follows:

	SBH			SB/RH
Segment Adjusted EBITDA (in millions)	2016	2015	2014	2016	2015	2014
Global Batteries & Appliances	$311.4	$306.9	$326.6	$311.4	$306.9	$326.6
Hardware & Home Improvement	241.6	225.5	210.3	241.6	225.5	210.3
Global Pet Supplies	140.1	124.5	113.2	140.1	124.5	113.2
Home and Garden	138.3	124.5	101.8	138.3	124.5	101.8
Global Auto Care	153.4	47.3	—	153.4	47.3	—
Total Segment Adjusted EBITDA	984.8	828.7	751.9	984.8	828.7	751.9
Depreciation and amortization	183.0	170.0	157.6	183.0	170.0	157.6
Share-based compensation	64.4	47.6	46.8	59.3	41.8	44.9
Corporate expenses	32.0	28.1	27.6	31.4	27.5	26.9
Purchase accounting inventory adjustment	—	21.7	—	—	21.7	—
Write-off from impairment of intangible assets	4.7	—	—	4.7	—	—
Acquisition and integration related charges	36.7	58.8	20.1	36.7	58.8	20.1
Restructuring and related charges	15.2	28.7	22.9	15.2	28.7	22.9
Interest expense	250.0	271.9	202.1	250.0	271.9	202.1
Other	1.2	8.6	1.3	1.2	8.6	1.3
Income from operations before income taxes	$397.6	$193.3	$273.5	$403.3	$199.7	276.1

Other financial information relating to the Company’s segments is as follows for the years ended September 30, 2016, 2015 and 2014 and as of September 30, 2016 and 2015:

	SBH			SB/RH
Depreciation and amortization (in millions)	2016	2015	2014	2016	2015	2014
Global Batteries & Appliances	$72.2	$71.0	$73.1	$72.2	$71.0	$73.1
Hardware & Home Improvement	35.4	39.4	40.4	35.4	39.4	40.4
Global Pet Supplies	42.7	39.7	31.5	42.7	39.7	31.5
Home and Garden	15.2	13.3	12.6	15.2	13.3	12.6
Global Auto Care	17.5	6.6	—	17.5	6.6	—
Total segments	183.0	170.0	157.6	183.0	170.0	157.6
Corporate	—	—	—	—	—	—
Total depreciation and amortization	$183.0	$170.0	$157.6	$183.0	$170.0	$157.6

	SBH			SB/RH
Capital expenditures (in millions)	2016	2015	2014	2016	2015	2014
Global Batteries & Appliances	$49.6	$48.9	$40.3	$49.6	$48.9	$40.3
Hardware & Home Improvement	22.3	16.3	21.2	22.3	16.3	21.2
Global Pet Supplies	14.4	10.4	5.3	14.4	10.4	5.3
Home and Garden Business	6.9	12.3	6.5	6.9	12.3	6.5
Global Auto Care	2.0	1.2	—	2.0	1.2	—
Total segment capital expenditures	95.2	89.1	73.3	95.2	89.1	73.3
Corporate	—	—	—	—	—	—
Total capital expenditures	$95.2	$89.1	$73.3	$95.2	$89.1	$73.3

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	SBH		SB/RH
Segment total assets (in millions)	2016	2015	2016	2015
Global Batteries & Appliances	$2,045.0	$2,080.4	$2,045.0	$2,080.4
Hardware & Home Improvement	1,594.7	1,619.9	1,594.7	1,619.9
Global Pet Supplies	1,074.1	1,125.2	1,074.1	1,125.2
Home and Garden	556.8	530.9	556.8	530.9
Global Auto Care	1,494.3	1,543.1	1,494.3	1,543.1
Total segment assets	6,764.9	6,899.5	6,764.9	6,899.5
Corporate	304.2	294.3	288.6	294.2
Total assets	$7,069.1	$7,193.8	$7,053.5	$7,193.7

Net sales for the years ended September 30, 2016, 2015 and 2014 and long-lived asset information as of September 30, 2016 and 2015 by geographic area are as follows:

	SBH			SB/RH
Net sales to external parties - Geographic Disclosure (in millions)	2016	2015	2014	2016	2015	2014
United States	$3,217.9	$2,907.9	$2,640.7	$3,217.9	$2,907.9	$2,640.7
Europe/MEA	1,090.7	1,049.8	970.4	1,090.7	1,049.8	970.4
Latin America	372.7	381.5	414.3	372.7	381.5	414.3
North America - Other	192.4	164.0	196.0	192.4	164.0	196.0
Asia-Pacific	166.0	187.2	207.7	166.0	187.2	207.7
Net sales	$5,039.7	$4,690.4	$4,429.1	$5,039.7	$4,690.4	$4,429.1

	SBH		SB/RH
Long-lived assets - Geographic Disclosure (in millions)	2016	2015	2016	2015
United States	$322.1	$311.1	$322.1	$311.1
Europe/MEA	141.4	139.2	141.4	139.2
Latin America	33.6	14.6	33.6	14.6
North America - Other	3.5	2.4	3.5	2.4
Asia-Pacific	41.5	39.8	41.5	39.8
Total long-lived assets	$542.1	$507.1	$542.1	$507.1

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - EARNINGS PER SHARE - SBH

Basic earnings per share is computed by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that would occur if restricted stock units were converted into common shares that then shared in the net income of the entity available to common shareholders, as long as their effect is not antidilutive. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of potentially diluted share-based awards, including restricted stock units. The Company uses the treasury stock method to reflect dilution of restricted stock units.

 The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive shares for the years ended September 30, 2016, 2015 and 2014, are as follows:

(in millions, except per share amounts)	2016	2015	2014
Numerator
Net income attributable to controlling interest	$357.1	$148.9	$214.1
Denominator
Weighted average shares outstanding - basic	59.3	55.6	52.6
Dilutive shares	0.3	0.3	0.7
Weighted average shares outstanding - diluted	59.6	55.9	53.3
Earnings per share
Basic earnings per share	$6.02	$2.68	$4.07
Diluted earnings per share	$5.99	$2.66	$4.02
Weighted average number of anti-dilutive shares excluded from denominator
Restricted stock units	0.1	0.1	0.1

Performance based restricted stock units are considered anti-dilutive if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period.

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – GUARANTOR STATEMENTS – SB/RH

SBI (with SB/RH as a parent guarantor) (collectively, the “Parent”), with their domestic subsidiaries as subsidiary guarantors, has issued the 6.375% Notes and the 6.625% Notes under the 2020/22 Indenture, 6.125% Notes under the 2024 Indenture, the 5.75% Notes under the 2025 Indenture and the 4.00% Notes under the 2026 Indenture. See Note 10, “Debt” for further information on the 6.375% Notes, 6.625% Notes, 6.125% Notes, 5.75% Notes and 4.00% Notes.

The following consolidating financial statements illustrate the components of the consolidated financial statements of SB/RH. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions.

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$98.6	$3.1	$169.1	$—	$270.8
Trade receivables, net	179.5	68.7	234.4	—	482.6
Intercompany receivables	—	909.1	233.4	(1,142.5)	—
Other receivables	—	5.5	56.3	(6.2)	55.6
Inventories	372.8	104.3	281.1	(17.6)	740.6
Prepaid expenses and other	42.8	4.4	32.1	(0.5)	78.8
Total current assets	693.7	1,095.1	1,006.4	(1,166.8)	1,628.4
Property, plant and equipment, net	241.1	77.6	223.4	—	542.1
Long-term intercompany receivables	365.4	187.3	13.7	(566.4)	—
Deferred charges and other	180.5	0.9	41.5	(190.8)	32.1
Goodwill	912.1	1,154.5	411.8	—	2,478.4
Intangible assets, net	1,341.5	628.5	402.5	—	2,372.5
Investments in subsidiaries	3,497.8	1,258.1	(2.9)	(4,753.0)	—
Total assets	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$143.6	$1.4	$19.9	$(0.9)	$164.0
Accounts payable	257.5	58.4	264.2	—	580.1
Intercompany accounts payable	1,157.0	—	—	(1,157.0)	—
Accrued wages and salaries	63.9	6.6	52.4	—	122.9
Accrued interest	39.3	—	—	—	39.3
Other current liabilities	88.0	11.0	95.5	(6.2)	188.3
Total current liabilities	1,749.3	77.4	432.0	(1,164.1)	1,094.6
Long-term debt, net of current portion	3,402.5	20.5	33.2	—	3,456.2
Long-term intercompany debt	12.8	346.1	192.6	(551.5)	—
Deferred income taxes	189.0	459.2	80.3	(195.8)	532.7
Other long-term liabilities	39.5	1.0	100.1	—	140.6
Total liabilities	5,393.1	904.2	838.2	(1,911.4)	5,224.1
Shareholder's equity:
Other capital	2,060.9	152.3	(954.0)	741.7	2,000.9
Accumulated (deficit) earnings	8.0	3,551.6	2,362.1	(5,913.6)	8.1
Accumulated other comprehensive (loss) income	(229.9)	(206.1)	(199.7)	406.3	(229.4)
Total shareholder's equity	1,839.0	3,497.8	1,208.4	(4,765.6)	1,779.6
Non-controlling interest	—	—	49.8	—	49.8
Total equity	1,839.0	3,497.8	1,258.2	(4,765.6)	1,829.4
Total liabilities and equity	$7,232.1	$4,402.0	$2,096.4	$(6,677.0)	$7,053.5

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Financial Position		Guarantor	Nonguarantor
As of September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13.0	$8.6	$226.3	$—	$247.9
Trade receivables, net	175.8	94.9	228.1	—	498.8
Intercompany receivables	152.0	713.8	225.0	(1,090.8)	—
Other receivables	14.3	11.2	62.4	—	87.9
Inventories	410.3	95.7	291.8	(17.0)	780.8
Prepaid expenses and other	36.1	2.2	33.0	0.8	72.1
Total current assets	801.5	926.4	1,066.6	(1,107.0)	1,687.5
Property, plant and equipment, net	235.2	60.7	211.2	—	507.1
Long-term intercompany receivables	2.8	357.7	15.4	(375.9)	—
Deferred charges and other	154.8	14.1	35.3	(162.1)	42.1
Goodwill	910.7	1,154.0	412.0	—	2,476.7
Intangible assets, net	1,402.4	646.6	431.3	—	2,480.3
Investments in subsidiaries	3,150.1	1,095.9	(2.9)	(4,243.1)	—
Total assets	$6,657.5	$4,255.4	$2,168.9	$(5,888.1)	$7,193.7
Liabilities and Shareholder's Equity
Current liabilities:
Current portion of long-term debt	$53.4	$—	$15.1	$—	$68.5
Accounts payable	281.1	45.9	293.6	—	620.6
Intercompany accounts payable	449.4	—	28.5	(477.9)	—
Accrued wages and salaries	40.3	10.0	46.2	—	96.5
Accrued interest	63.2	—	0.1	—	63.3
Other current liabilities	84.5	21.5	106.0	(0.1)	211.9
Total current liabilities	971.9	77.4	489.5	(478.0)	1,060.8
Long-term debt, net of current portion	3,848.8	—	23.3	—	3,872.1
Long-term intercompany debt	16.8	578.7	392.6	(988.1)	—
Deferred income taxes	202.1	440.5	94.2	(164.3)	572.5
Other long-term liabilities	33.3	8.8	73.4	—	115.5
Total liabilities	5,072.9	1,105.4	1,073.0	(1,630.4)	5,620.9
Shareholder's equity:
Other capital	1,981.7	1,129.2	34.7	(1,175.7)	1,969.9
Accumulated (deficit) earnings	(246.7)	2,139.8	1,176.1	(3,315.9)	(246.7)
Accumulated other comprehensive (loss) income	(200.2)	(175.1)	(171.0)	346.2	(200.1)
Total shareholder's equity	1,534.8	3,093.9	1,039.8	(4,145.4)	1,523.1
Non-controlling interest	49.8	56.1	56.1	(112.3)	49.7
Total equity	1,584.6	3,150.0	1,095.9	(4,257.7)	1,572.8
Total liabilities and equity	$6,657.5	$4,255.4	$2,168.9	$(5,888.1)	$7,193.7

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$2,466.2	$1,461.2	$2,621.0	$(1,508.7)	$5,039.7
Cost of goods sold	1,671.2	1,011.6	1,943.1	(1,506.6)	3,119.3
Restructuring and related charges	—	—	0.5	—	0.5
Gross profit	795.0	449.6	677.4	(2.1)	1,919.9
Selling	317.9	119.9	340.3	(1.5)	776.6
General and administrative	229.8	76.0	60.9	(0.1)	366.6
Research and development	37.2	6.4	15.1	—	58.7
Acquisition and integration related charges	21.5	3.2	12.0	—	36.7
Restructuring and related charges	4.9	5.7	4.1	—	14.7
Write-off from impairment of intangible assets	4.7	—	—	—	4.7
Total operating expense	616.0	211.2	432.4	(1.6)	1,258.0
Operating income (loss)	179.0	238.4	245.0	(0.5)	661.9
Interest expense	214.0	19.9	16.1	—	250.0
Other non-operating (income) expense, net	(381.1)	(196.4)	9.0	577.1	8.6
Income from operations before income taxes	346.1	414.9	219.9	(577.6)	403.3
Income tax expense (benefit)	(6.2)	36.6	23.4	(2.8)	51.0
Net income (loss)	352.3	378.3	196.5	(574.8)	352.3
Net income attributable to non-controlling interest	—	—	0.4	—	0.4
Net income (loss) attributable to controlling interest	$352.3	$378.3	$196.1	$(574.8)	$351.9

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$2,385.1	$759.6	$2,534.0	$(988.3)	$4,690.4
Cost of goods sold	1,657.0	492.4	1,845.5	(976.9)	3,018.0
Restructuring and related charges	—	—	2.1	—	2.1
Gross profit	728.1	267.2	686.4	(11.4)	1,670.3
Selling	291.4	89.5	340.8	(1.0)	720.7
General and administrative	218.8	40.4	73.2	—	332.4
Research and development	33.4	3.3	14.6	—	51.3
Acquisition and integration related charges	40.8	5.7	12.3	—	58.8
Restructuring and related charges	34.0	0.6	(8.0)	—	26.6
Total operating expense	618.4	139.5	432.9	(1.0)	1,189.8
Operating income (loss)	109.7	127.7	253.5	(10.4)	480.5
Interest expense	235.4	6.9	29.6	—	271.9
Other non-operating (income) expense, net	(207.1)	(151.5)	4.8	362.7	8.9
Income from operations before income taxes	81.4	272.3	219.1	(373.1)	199.7
Income tax (benefit) expense	(74.4)	66.3	52.9	(0.9)	43.9
Net income (loss)	155.8	206.0	166.2	(372.2)	155.8
Net income (loss) attributable to non-controlling interest	0.4	0.9	0.9	(1.8)	0.4
Net income (loss) attributable to controlling interest	$155.4	$205.1	$165.3	$(370.4)	$155.4

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$626.7	$2,141.3	$2,449.4	$(788.3)	$4,429.1
Cost of goods sold	447.7	1,434.4	1,762.7	(788.3)	2,856.5
Restructuring and related charges	—	2.6	1.1		3.7
Gross profit	179.0	704.3	685.6	—	1,568.9
Selling	76.6	268.5	333.8	(0.7)	678.2
General and administrative	60.5	168.9	89.6	—	319.0
Research and development	22.3	12.0	13.6	—	47.9
Acquisition and integration related charges	11.7	8.3	0.1	—	20.1
Restructuring and related charges	8.4	4.0	6.8	—	19.2
Total operating expense	179.5	461.7	443.9	(0.7)	1,084.4
Operating income (loss)	(0.5)	242.6	241.7	0.7	484.5
Interest expense	172.2	(0.1)	30.0	—	202.1
Other non-operating (income) expense, net	(213.8)	(163.7)	3.9	379.9	6.3
Income from operations before income taxes	41.1	406.4	207.8	(379.2)	276.1
Income tax expense (benefit)	(176.0)	194.6	40.1	0.3	59.0
Net income (loss)	217.1	211.8	167.7	(379.5)	217.1
Net income (loss) attributable to non-controlling interest	0.3	0.3	0.3	(0.6)	0.3
Net income (loss) attributable to controlling interest	$216.8	$211.5	$167.4	$(378.9)	$216.8

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$352.3	$378.3	$196.5	$(574.8)	$352.3
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(8.5)	(8.4)	(6.0)	14.4	(8.5)
Unrealized gain (loss) on derivative instruments	7.1	3.2	3.2	(6.4)	7.1
Defined benefit pension gain (loss)	(28.2)	(25.4)	(25.3)	50.7	(28.2)
Other comprehensive income (loss)	(29.6)	(30.6)	(28.1)	58.7	(29.6)
Comprehensive income (loss)	322.7	347.7	168.4	(516.1)	322.7
Comprehensive income (loss) attributable to non-controlling interest	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to controlling interest	$322.7	$347.7	$168.7	$(516.1)	$323.0

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$155.8	$206.0	$166.2	$(372.2)	$155.8
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(112.8)	(113.7)	(113.7)	227.2	(113.0)
Unrealized (loss) gain on derivative instruments	(13.2)	(7.9)	(7.9)	15.8	(13.2)
Defined benefit pension (loss) gain	(11.0)	(2.2)	(2.2)	4.4	(11.0)
Other comprehensive (loss) income	(137.0)	(123.8)	(123.8)	247.4	(137.2)
Comprehensive income (loss)	18.8	82.2	42.4	(124.8)	18.6
Comprehensive income (loss) attributable to non-controlling interest	(0.2)	(0.2)	(0.2)	0.4	(0.2)
Comprehensive income (loss) attributable to controlling interest	$19.0	$82.4	$42.6	$(125.2)	$18.8

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Comprehensive Income		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$217.1	$211.8	$167.7	$(379.5)	$217.1
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(32.5)	(32.7)	(33.6)	66.3	(32.5)
Unrealized gain (loss) on derivative instruments	11.5	11.4	11.7	(23.1)	11.5
Defined benefit pension (loss) gain	(3.6)	(0.1)	(0.1)	0.2	(3.6)
Other comprehensive (loss) income	(24.6)	(21.4)	(22.0)	43.4	(24.6)
Comprehensive income (loss)	192.5	190.4	145.7	(336.1)	192.5
Comprehensive income (loss) attributable to non-controlling interest	0.4	0.3	0.3	(0.6)	0.4
Comprehensive income (loss) attributable to controlling interest	$192.1	$190.1	$145.4	$(335.5)	$192.1

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2016 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(374.4)	$408.9	$(107.7)	$674.8	$601.6
Cash flows from investing activities
Purchases of property, plant and equipment	(49.7)	(8.3)	(37.2)	—	(95.2)
Proceeds from sales of property, plant and equipment	0.1	—	0.9	—	1.0
Other investing activities	(1.0)	(3.2)	—	—	(4.2)
Net cash used by investing activities	(50.6)	(11.5)	(36.3)	—	(98.4)
Cash flows from financing activities
Proceeds from issuance of debt	498.9	—	—	—	498.9
Payment of debt	(863.7)	—	(4.4)	—	(868.1)
Payment of debt issuance costs	(9.3)	—	—	—	(9.3)
Payment of cash dividends to parent	(97.2)	—	—	—	(97.2)
Payment of contingent consideration	(3.2)	—	—	—	(3.2)
Advances related to intercompany transactions	985.1	(402.9)	92.6	(674.8)	—
Net cash provided (used) by financing activities	510.6	(402.9)	88.2	(674.8)	(478.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.4)	—	(1.4)
Net (decrease) in cash and cash equivalents	85.6	(5.5)	(57.2)	—	22.9
Cash and cash equivalents, beginning of period	13.0	8.6	226.3	—	247.9
Cash and cash equivalents, end of period	$98.6	$3.1	$169.1	$—	$270.8

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2015 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(143.5)	$(770.8)	$(1,418.8)	$2,774.9	$441.8
Cash flows from investing activities				—
Purchases of property, plant and equipment	(45.7)	(13.5)	(29.9)	—	(89.1)
Business acquisitions, net of cash acquired	(1,026.0)	—	(165.1)	—	(1,191.1)
Proceeds from sales of property, plant and equipment	0.1	—	1.3	—	1.4
Other investing activities	—	—	(0.9)	—	(0.9)
Net cash used by investing activities	(1,071.6)	(13.5)	(194.6)	—	(1,279.7)
Cash flows from financing activities
Proceeds from issuance of debt	3,320.3	—	—	—	3,320.3
Payment of debt	(2,521.2)	—	(292.0)	—	(2,813.2)
Payment of debt issuance costs	(38.1)	—	—	—	(38.1)
Payment of cash dividends to parent	(72.1)	—	—	—	(72.1)
Share based tax withholding payments, net of proceeds upon vesting	(2.6)	—	—	—	(2.6)
Advances related to intercompany transactions	8.7	781.7	1,984.5	(2,774.9)	—
Capital contribution from parent	528.3	—	—	—	528.3
Net cash provided (used) by financing activities	1,223.3	781.7	1,692.5	(2,774.9)	922.6
Effect of exchange rate changes on cash and cash equivalents due to Venezuela devaluation	—	—	(2.5)	—	(2.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(27.2)	—	(27.2)
Net increase (decrease) in cash and cash equivalents	8.2	(2.6)	49.4	—	55.0
Cash and cash equivalents, beginning of period	4.8	11.2	176.9	—	192.9
Cash and cash equivalents, end of period	$13.0	$8.6	$226.3	$—	$247.9

Statement of Cash Flows		Guarantor	Nonguarantor
Year ended September 30, 2014 (in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$616.6	$114.4	$(269.4)	$(26.9)	$434.7
Cash flows from investing activities
Purchases of property, plant and equipment	(23.2)	(26.4)	(23.7)	—	(73.3)
Business acquisitions, net of cash acquired	—	(27.6)	—	—	(27.6)
Proceeds from sales of property, plant and equipment	0.1	0.1	9.0	—	9.2
Other investing activities	—	(1.8)	—	—	(1.8)
Net cash used by investing activities	(23.1)	(55.7)	(14.7)	—	(93.5)
Cash flows from financing activities
Proceeds from issuance of debt	230.7	—	309.4	—	540.1
Payment of debt	(764.9)	—	(6.0)	—	(770.9)
Payment of debt issuance costs	(0.5)	—	(4.9)	—	(5.4)
Payment of cash dividends to parent	(77.0)		—	—	(77.0)
Share based tax withholding payments, net of proceeds upon vesting	(25.0)	—	—	—	(25.0)
Advances related to intercompany transactions	44.1	(52.9)	(18.1)	26.9	—
Net cash (used) provided by financing activities	(592.6)	(52.9)	280.4	26.9	(338.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8.3)		(8.3)
Net increase (decrease) in cash and cash equivalents	0.9	5.8	(12.0)	—	(5.3)
Cash and cash equivalents, beginning of period	3.9	5.4	188.9		198.2
Cash and cash equivalents, end of period	$4.8	$11.2	$176.9	$—	$192.9

SPECTRUM BRANDS HOLDINGS, INC.

SB/RH HOLDINGS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - QUARTERLY RESULTS (UNAUDITED)

Spectrum Brands Holdings, Inc.	Quarter Ended
2016 (in millions, except per share)	September 30, 2016	July 3, 2016	April 3, 2016	January 3, 2016
Net sales	$1,249.8	$1,361.5	$1,209.6	$1,218.8
Gross profit	485.8	530.6	462.8	440.7
Net income attributable to controlling interest	89.0	101.9	92.6	73.6
Basic earnings per share	$1.50	$1.72	$1.56	$1.24
Diluted earnings per share	$1.49	$1.71	$1.55	$1.24

Spectrum Brands Holdings, Inc.	Quarter Ended
2015 (in millions, except per share)	September 30, 2015	June 28, 2015	March 29, 2015	December 28, 2014
Net sales	$1,308.1	$1,247.5	$1,067.0	$1,067.8
Gross profit	467.4	458.0	374.7	370.2
Net income attributable to controlling interest	26.4	44.9	27.8	49.8
Basic earnings per share	$0.44	$0.79	$0.52	$0.94
Diluted earnings per share	$0.44	$0.79	$0.52	$0.94

SB/RH Holdings, LLC	Quarter Ended
2016 (in millions)	September 30, 2016	July 3, 2016	April 3, 2016	January 3, 2016
Net sales	$1,249.8	$1,361.5	$1,209.6	$1,218.8
Gross profit	485.8	530.6	462.8	440.7
Net income attributable to controlling interest	88.9	105.1	82.5	75.4

SB/RH Holdings, LLC	Quarter Ended
2015 (in millions)	September 30, 2015	June 28, 2015	March 29, 2015	December 28, 2014
Net sales	$1,308.1	$1,247.5	$1,067.0	$1,067.8
Gross profit	467.4	458.0	374.7	370.2
Net income attributable to controlling interest	28.4	46.6	29.6	50.8

As previously discussed in Note 2, “Significant Accounting Policies and Practices”, the Company adopted ASU No. 2016-09. The Company had elected to early adopt the ASU during the quarter ended July 3, 2016 effective as if adopted the first day of the fiscal year, October 1, 2015. The adoption of the new standard impacted our previously reported quarterly results for the recognition of excess tax benefits in our provision for income taxes rather than paid in capital. Due to the valuation allowance on deferred taxes, there was no impact to our quarterly results for the quarter ended January 3, 2016. The following summarizes the impact to the quarter ended April 3, 2016:

	Quarter Ended April 3, 2016
SBH (in millions, except per share)	As Reported	Adjustment	As Adjusted
Net income attributable to controlling interest	75.2	17.4	92.6
Basic earnings per share	$1.27	$0.29	$1.56
Diluted earnings per share	$1.26	$0.29	$1.55

	Quarter Ended April 3, 2016
SB/RH (in millions)	As Reported	Adjustment	As Adjusted
Net income attributable to controlling interest	72.1	10.4	82.5

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS HOLDINGS, INC.

By:	/s/ Andreas Rouvé
Andreas Rouvé
Chief Executive Officer and Director

DATE: November 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ Andreas Rouvé Andreas Rouvé	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas L. Martin Douglas L. Martin	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ David M. Maura David M. Maura	Chairman of the Board
/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director
/s/ Eugene I. Davis Eugene I. Davis	Director
/s/ Norman S. Matthews Norman S. Matthews	Director
/s/ Terry L. Polistina Terry L. Polistina	Director
/s/ Hugh R. Rovit Hugh R. Rovit	Director
/s/ Omar Asali Omar Asali	Director

/s/ Joseph S. Steinberg Joseph S. Steinberg	Director

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SB/RH HOLDINGS, LLC By: Spectrum Brands Holdings, Inc., its Sole Member

By:	/s/ Andreas Rouvé
Andreas Rouvé
Chief Executive Officer and Director

DATE: November 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sole Member of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ Andreas Rouvé Andreas Rouvé	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas L. Martin Douglas L. Martin	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ David M. Maura David M. Maura	Chairman of the Board
/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director
/s/ Eugene I. Davis Eugene I. Davis	Director
/s/ Norman S. Matthews Norman S. Matthews	Director
/s/ Terry L. Polistina Terry L. Polistina	Director
/s/ Hugh R. Rovit Hugh R. Rovit	Director
/s/ Omar Asali Omar Asali	Director
/s/ Joseph S. Steinberg Joseph S. Steinberg	Director

EXHIBIT INDEX

Exhibit 2.1

Acquisition Agreement, dated October 8, 2012, by and between Spectrum Brands, Inc. and Stanley Black & Decker, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 12, 2012 (File No. 001-13615)).

Exhibit 2.2

Agreement and Plan of Merger, dated as of April 28, 2015 between Spectrum Brands Holdings, Inc., Armored AutoGroup Parent Inc., Ignite Merger Sub, Inc. and Avista Capital Partners II GP, LLC, as representative for the shareholders and optionholders of Armored AutoGroup Parent Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on April 29, 2015 (File No. 001-34757)).

Exhibit 3.1

Amended and Restated Certificate of Incorporation of Spectrum Brands Holdings, Inc., effective March 7, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on March 7, 2013 (File No. 001-34757)).

Exhibit 3.2

Second Amended and Restated By-Laws of Spectrum Brands Holdings, Inc., effective as of March 7, 2013, as amended by the First Amendment to the Second Amended and Restated Bylaws, effective as of July 28, 2015 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on August 6, 2015 (File No. 001-34757)).

Exhibit 3.3

Certificate of Formation of SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 3.29 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 3, 2013 (File No. 333-192634)).

Exhibit 3.4

Operating Agreement of SB/RH Holdings, LLC (incorporated herein by reference to Exhibit 3.30 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands, Inc. on December 3, 2013 (File No. 333-192634)).

Exhibit 4.1	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on May 27, 2010 (File No. 001-34757)).
Exhibit 4.2

Indenture governing Spectrum Brands, Inc.’s 6.375% Senior Notes due 2020 and 6.625% Senior Notes due 2022, dated as of November 16, 2012, between Spectrum Brands Escrow Corp. and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012 (File No. 001-13615)).

Exhibit 4.3

Indenture governing Spectrum Brands, Inc.’s 6.125% Senior Notes due 2024, dated as of December 4, 2014, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 8, 2014 (File No. 001-34757)).

Exhibit 4.4

Indenture governing Spectrum Brands, Inc.’s 5.750% Senior Notes due 2025, dated as of May 20, 2015, among Spectrum Brands, Inc., the guarantors named therein and US Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 20, 2015 (File No. 001-34757)).

Exhibit 4.5

Indenture governing Spectrum Brands, Inc.’s 4.000% Senior Notes due 2026, dated as of September 20, 2016, among Spectrum Brands, Inc., the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent and Elavon Financial Services DAC, as registrar and transfer agent (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on December 8, 2014 (File No. 001-34757)).

Exhibit 10.1

Stockholder Agreement, dated as of February 9, 2010, by and among Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Funds, L.P., Global Opportunities Breakaway Ltd., and SB/RH Holdings, LLC (filed by incorporation by reference to Exhibit 10.5 to the Current Report on form 8-K filed with the SEC by Spectrum Brands, Inc. on February 12, 2010 (File No. 001-13615)).

Exhibit 10.2

Registration Rights Agreement, dated as of February 9, 2010, by and among Spectrum Brands Holdings, Inc., Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Global Opportunities Breakaway Ltd., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund IV, L.P., Avenue Special Situations Fund V, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (filed by incorporation by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Spectrum Brands Holdings, Inc. on March 29, 2010 (File No. 333-165769)).

Exhibit 10.3

Registration Rights Agreement, dated as of May 20, 2015, by and among Spectrum Brands, Inc., the guarantors party thereto and the investors listed on the signature pages thereto, with respect to the 5.750% Notes (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 20, 2015 (File No. 001-34757)).

Exhibit 10.4

Credit Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto from time to time (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 23, 2015 (File No. 001-34757)).

Exhibit 10.5

First Amendment dated as of October 6, 2016 (to the Credit Agreement dated as of June 23, 2015), by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, Deutsche Bank AG New York Branch, as administrative agent, and the lenders party thereto (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on October 6, 2016 (File No. 001-34757)).

Exhibit 10.6

Security Agreement, dated as of June 23, 2015, by and among Spectrum Brands, Inc., SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 23, 2015 (File No. 001-34757)).

Exhibit 10.7

Loan Guaranty, dated as of June 23, 2015, by and among SB/RH Holdings, LLC, the subsidiary guarantors party thereto from time to time and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on June 23, 2015 (File No. 001-34757)).

Exhibit 10.8+

Amended and Restated Employment Agreement, entered into as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on August 17, 2010(File No. 001-34757)).

Exhibit 10.9+

First Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of August 11, 2010, by and among Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010 (File No. 001-34757)).

Exhibit 10.10+

Retention Agreement, entered into as of April 29, 2014, by and between Spectrum Brands, Inc. and Anthony Genito (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on May 5, 2014 (File No. 001-34757)).

Exhibit 10.11+

Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC by Spectrum Brands, Inc. on August 8, 2008 (File No. 001-13615)).

Exhibit 10.12+

Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC by Spectrum Brands, Inc. on December 29, 2009 (File No. 001-13615)).

Exhibit 10.13+

Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on December 29, 2009 (File No. 001-13615)).

Exhibit 10.14+

Third Amendment, dated as of November 16, 2010, to the Employment Agreement, dated as of June 9, 2008, by and among Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on November 22, 2010 (File No. 001-34757)).

Exhibit 10.15+

Employment Agreement dated September 1, 2014 between Spectrum Brands, Inc. and Douglas L. Martin (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed with the SEC by Spectrum Brands Holdings, Inc. on September 2, 2014 (File No. 001-34757)).

Exhibit 10.16+

Spectrum Brands Holdings, Inc. 2007 Omnibus Equity Award Plan (formerly known as the Russell Hobbs, Inc. 2007 Omnibus Equity Award Plan) (filed by incorporation by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC by Spectrum Brands Holdings, Inc. on June 16, 2010 (File No. 333-167574)).

Exhibit 10.17+

2009 Spectrum Brands, Inc. Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on August 31, 2009 (File No. 001-13615)).

Exhibit 10.18+

Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on October 28, 2009 (File No. 001-13615)).

Exhibit 10.19+

Spectrum Brands Holdings, Inc. 2011 Omnibus Equity Award Plan, as amended on January 28, 2014 (filed by incorporation by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 3, 2014 (File No. 001-34757)).

Exhibit 10.20+

Severance Agreement, dated as of November 19, 2012, by and between Spectrum Brands, Inc. and Nathan E. Fagre (filed by incorporation by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed with the SEC by Spectrum Brands, Inc. on November 21, 2012 (File No. 001-13615)).

Exhibit 10.21+

Registered Director’s Agreement, dated as of August 27, 2007, by and between Andreas Rouve and Rayovac Europe GmbH, as amended on October 1, 2007 (filed by incorporation by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on February 11, 2014 (File No. 001-34757)).

Exhibit 10.22+

Separation Agreement dated September 16, 2013 between Spectrum Brands, Inc. and Terry Polistina (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands, Inc. on September 20, 2013 (File No. 001-13615)).

Exhibit 10.23+

Transition Employment Agreement dated January 8, 2015, by and between Spectrum Brands, Inc., Spectrum Brands Holdings, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on February 5, 2015 (File No. 001-34757)).

Exhibit 10.24+

Employment Agreement, dated March 16, 2015, among Spectrum Brands Holdings, Inc., Spectrum Brands, Inc. and Andreas Rouve (filed by incorporation by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by Spectrum Brands Holdings, Inc. on May 1, 2015 (File No. 001-34757)).

Exhibit 10.25+

Employment Agreement dated January 20, 2016 by and among Spectrum Brands, Inc. and David M. Maura (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by Spectrum Brands Holdings, Inc. on January 21, 2016 (File No. 001-34757)).

Exhibit 21.1	Subsidiaries of Registrant.*
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.*
Exhibit 31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*

Exhibit 31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*

Exhibit 31.3

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *

Exhibit 31.4

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Spectrum Brands Holdings, Inc.*
Exhibit 32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *
Exhibit 32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. SB/RH Holdings, LLC *

_____________________________

*      Filed herewith

**  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be furnished and not filed.

*** Filed herewith, with respect to Spectrum Brands Holdings, Inc. SB/RH Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted the list of subsidiaries exhibit otherwise required by Item 601 of Regulation S-K as allowed under General Instruction I(2)(b).

+   Denotes a management contract or compensatory plan or arrangement.